Form 10-Q
period 2021-06-30
Riverview Acquisition Corp.
filed 2021-09-17
CIK 1846136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number: 001-40716

Riverview Acquisition Corp.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	86-1972481
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

510 South Mendenhall Road, Suite 200
Memphis, TN 38117
(Address of principal executive offices)

(901) 767-5576
(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock and one-half of one redeemable warrant	RVACU	The Nasdaq Stock Market LLC
Class A common stock, par value $0.001 per share	RVAC	The Nasdaq Stock Market LLC
Redeemable warrants, each whole warrant exercisable for one share of Class A common stock at a price of $11.50 per share	RVACW	The Nasdaq Stock Market LLC

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of August 23, 2021, there were 25,000,000 shares of Class A common stock, $0.001 par value, and 7,187,500 shares of Class B common stock, $0.001 par value, issued and outstanding.

RIVERVIEW ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2021

i

PART I - FINANCIAL INFORMATION

Item 1.	Interim Financial Statements.

RIVERVIEW ACQUISITION CORP.
CONDENSED BALANCE SHEET
JUNE 30, 2021
(UNAUDITED)

ASSETS
Current asset – Cash	$11,587
Deferred offering costs	194,991
TOTAL ASSETS	$206,578

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities
Accrued offering costs	$72,500
Promissory note – related party	117,491
Total Current Liabilities	189,991

Commitments (Note 6)
Stockholder’s Equity
Preferred stock, $0.001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A common stock, $0.001 par value; 85,000,000 shares authorized; none issued and outstanding	—
Class B common stock, $0.001 par value; 15,000,000 shares authorized; 7,187,500 shares issued and outstanding (1)	7,188
Additional paid-in capital	17,812
Accumulated deficit	(8,413)
Total Stockholder’s Equity	16,587
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$206,578

(1)
Includes up to 937,500 shares of Class B common stock subject to forfeiture depending on the extent to which the over-allotment option is not exercised in full or in part by the underwriters. On April 7, 2021, the Company effected a stock dividend of 1,437,500 Founder Shares, resulting in 7,187,500 Founder Shares outstanding. All share and per-share amounts have been retroactively restated to reflect this stock dividend (see Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

RIVERVIEW ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30, 2021	For the period from February 4, 2021 (inception) through June 30, 2021

Operating and formation costs	$(63)	$8,413
Net income (loss)	$63	$(8,413)

Weighted average shares outstanding, basic and diluted(1)	6,250,000	6,250,000

Basic and diluted net loss per common share	$0.00	$0.00

(1)
Excludes up to 937,500 shares of Class B common stock subject to forfeiture depending on the extent to which the over-allotment option is not exercised in full or in part by the underwriters. On April 7, 2021, the Company effected a stock dividend of 1,437,500 Founder Shares, resulting in 7,187,500 Founder Shares outstanding. All share and per-share amounts have been retroactively restated to reflect this stock dividend (see Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

RIVERVIEW ACQUISITION CORP.
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY
FOR THE PERIOD FROM FEBRUARY 4, 2021 (INCEPTION) THROUGH JUNE 30, 2021
(UNAUDITED)

	Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholder’s
	Shares	Amount	Capital	Deficit	Equity
Balance — February 4, 2021 (inception)	—	$—	$—	$—	$—

Issuance of Class B common stock to Sponsor(1)	7,187,500	7,188	17,812	—	25,000

Net loss	—	—	—	(8,476)	(8,476)

Balance – March 31, 2021	7,187,500	$7,188	$17,812	$(8,476)	$16,524

Net income	—	—	—	63	63

Balance – June 30, 2021	7,187,500	$7,188	$17,812	$(8,413)	$16,587

(1)
Includes up to 937,500 shares of Class B common stock subject to forfeiture depending on the extent to which the over-allotment option is not exercised in full or in part by the underwriters. On April 7, 2021, the Company effected a stock dividend of 1,437,500 Founder Shares, resulting in 7,187,500 Founder Shares outstanding. All share and per-share amounts have been retroactively restated to reflect this stock dividend (see Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

RIVERVIEW ACQUISITION CORP.
CONDENSED STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM FEBRUARY 4, 2021 (INCEPTION) THROUGH JUNE 30, 2021
(UNAUDITED)

Cash Flows from Operating Activities:
Net loss	$(8,413)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accrued expenses	—
Net cash used in operating activities	(8,413)

Cash flows from financing activities:
Proceeds from issuance of common stock to Sponsor	25,000
Proceeds from promissory note – related party	117,491
Payment of offering costs	(122,491)
Net cash provided by financing activities	20,000

Net Change in Cash	11,587
Cash – Beginning of period	—
Cash – End of period	$11,587

Non-Cash investing and financing activities:
Deferred offering costs included in accrued offering costs	$72,500

The accompanying notes are an integral part of the unaudited condensed financial statements.

RIVERVIEW ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Riverview Acquisition Corp. (the “Company”) is a blank check company incorporated in Delaware on February 4, 2021. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (a “Business Combination”).

The Company is not limited to a particular industry or sector for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of June 30, 2021, the Company had not commenced any operations. All activity from February 4, 2021 (inception) through June 30, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

The registration statement for the Company’s Initial Public Offering was declared effective on August 5, 2021. On August 10, 2021, the Company consummated the Initial Public Offering of 25,000,000 Units (the “Units” and, with respect to the shares of Class A common stock included in the Units sold, the “Public Shares”) at $10.00 per Unit, generating gross proceeds of $250,000,000 which is described in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 7,400,000 warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to Riverview Sponsor Partners, LLC (the “Sponsor”), generating gross proceeds of $7,400,000, which is described in Note 4.

Transaction costs amounted to $14,262,365, consisting of $5,000,000 of underwriting fees, $8,750,000 of deferred underwriting fees and $512,365 of other offering costs.

Following the closing of the Initial Public Offering on August 10, 2021, an amount of $250,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”) which will be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination or (ii) the distribution of the funds in the Trust Account to the Company’s stockholders, as described below.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more initial Business Combinations with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (less any deferred underwriting commissions and taxes payable on interest earned on the Trust Account) at the time of the signing a definitive agreement to enter a Business Combination. The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act.

The Company will provide its holders of the outstanding Public Shares (the “public stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially $10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 either prior to or upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering, and the Anchor Investors (as defined below in Note 3) will agree to vote any Founder Shares held by them in favor of approving a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or do not vote at all.

RIVERVIEW ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)
Notwithstanding the above, if the Company seeks stockholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the Amended and Restated Certificate of Incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 20% or more of the Public Shares, without the prior consent of the Company.

The Sponsor has agreed (a) to waive its redemption rights with respect to its Founder Shares and Public Shares held by it in connection with the completion of a Business Combination, (b) to waive its liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within 18 months from the closing of the Initial Public Offering and (c) not to propose an amendment to the Amended and Restated Certificate of Incorporation (i) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the Company’s initial Business Combination or to redeem 100% of its Public Shares if the Company does not complete a Business Combination or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless the Company provides the public stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment.

The Anchor Investors will not be entitled to (i) redemption rights with respect to any Founder Shares held by them in connection with the completion of the initial Business Combination, (ii) redemption rights with respect to any Founder Shares held by them in connection with a shareholder vote to amend the Amended and Restated Memorandum and Articles of Association in a manner that would affect the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if the Company has not consummated an initial Business Combination within the Combination Period or (iii) rights to liquidating distributions from the Trust Account with respect to any Founder Shares held by them if the Company fails to complete the initial Business Combination within the Combination Period (although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete the Business Combination within the Combination Period).

The Company will have until February 10, 2023 to complete a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

RIVERVIEW ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)
The Sponsor has agreed to waive its liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor acquires Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within in the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below $10.00 per Public Share except for any claims by any third party who executed a waiver of any and all rights to seek access to the Trust Account, regardless of whether such waiver is enforceable, and except for claims arising from the Company’s obligation to indemnify the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Liquidity and Management’s Plan

Prior to the completion of the Initial Public Offering, the Company lacked the liquidity it needed to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. The Company has since completed its Initial Public Offering at which time capital in excess of the funds deposited in the Trust Account and/or used to fund offering expenses was released to the Company for general working capital purposes. Accordingly, management has since reevaluated the Company’s liquidity and financial condition and determined that sufficient capital exists to sustain operations for at least one year from the date that the financial statement was issued, and therefore substantial doubt has been alleviated.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of operations and/or search for a target business, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

RIVERVIEW ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)
The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on August 9, 2021, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on August 16, 2021. The interim results for the period ended June 30, 2021 are not necessarily indicative of the results to be expected for the period ending December 31, 2021 or for any future periods.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in this financial statement is the determination of the fair value of the warrant liabilities. Such estimates may be subject to change as more current information becomes available and, accordingly, the actual results could differ significantly from those estimates.

RIVERVIEW ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)
Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents at June 30, 2021.

Deferred Offering Costs

Deferred offering costs consist of underwriting, legal, accounting and other expenses incurred through the balance sheet date that are directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to derivative warrant liabilities are expensed as incurred in the statements of operations. Offering costs allocated to the Public Shares were charged to stockholders’ equity upon the completion of the Initial Public Offering. Offering costs amounted to $14,262,365, of which $13,600,399 were charged to stockholders’ equity upon the completion of the Initial Public Offering and $661,966 were expensed to the statements of operations

As of June 30, 2021, there were $194,991 of deferred offering costs recorded in the accompanying unaudited condensed balance sheet.

Warrant instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The Company accounts for the Public Warrants (as defined in Note 3) and Private Placement Warrants (together with the Public Warrants, the “Warrants”) in accordance with the guidance contained in ASC 815-40 under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjusts the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the statements of operations. The Public Warrants and the Private Placement Warrants for periods where no observable traded price is available are valued using a binomial lattice model.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement’s carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Deferred tax assets were deemed to be de minimis as of June 30, 2021.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

RIVERVIEW ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)
Net Loss per Common Share

Net loss per common share is computed by dividing net loss by the weighted average number of common shares issued and outstanding during the period, excluding shares of common stock subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 937,500 shares of Class B common stock that are subject to forfeiture depending on the extent to which the underwriters’ over-allotment option is not exercised (see Note 5). At June 30, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted loss per common share is the same as basic loss per common share for the periods presented.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed balance sheet, primarily due to their short-term nature.

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

NOTE 3. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 25,000,000 Units at a purchase price of $10.00 per Unit. Each Unit consists of one share of Class A common stock and one-half of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50, subject to adjustment (see Note 8).

RIVERVIEW ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 7,400,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, for an aggregate purchase price of $7,400,000, in a private placement. Each Private Placement Warrant is exercisable to purchase one Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 8). A portion of the proceeds from the Private Placement Warrants were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On February 18, 2021, the Sponsor purchased 5,750,000 shares (the “Founder Shares”) of the Company’s Class B common stock for an aggregate price of $25,000. On April 7, 2021, the Company effected a stock dividend of 1,437,500 Founder Shares, resulting in 7,187,500 Founder Shares outstanding. The Founder Shares include an aggregate of up to 937,500 shares subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment is not exercised in full or in part, so that the Sponsor will collectively own, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering (assuming the Sponsor does not purchase any Public Shares in the Initial Public Offering).

The Sponsor has agreed, subject to certain limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earlier to occur of: (1) one year after the completion of a Business Combination or (B) subsequent to a Business Combination, (x) if the last reported sale price of the Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after a Business Combination, or (y) the date on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction that results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property.

In connection with the closing of the Initial Public Offering, the Sponsor sold 125,000 Founder Shares to each Anchor Investor at their original purchase price. The Company estimated the aggregate fair value of the Founder Shares attributable to the Anchor Investors to be $8,762,500, or $7.01 per share. The fair value of the Founder Shares was valued using a binomial/lattice model. The excess of the fair value of the Founder Shares was determined to be an offering cost in accordance with Staff Accounting Bulletin Topic 5A. Accordingly, the offering cost was allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs related to the Founder Shares amounted to $8,762,500, of which $8,140,989 were included in accumulated deficit upon the completion of the Initial Public Offering and $621,511 were expensed to the statement of operations and included in transaction costs attributable to warrant liabilities.

Administrative Support Agreement

The Company agreed, commencing on August 5, 2021, through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Sponsor or its designee a total of up to $5,000 per month for office space, administrative and shared personnel support.

Promissory Note — Related Party

On February 18, 2021, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company could borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest bearing and payable on the earlier of (i) December 31, 2021 and (ii) the consummation of the Initial Public Offering. As of June 30, 2021, there was $117,491 outstanding under the Promissory Note.

RIVERVIEW ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)
Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of June 30, 2021, there were no amounts outstanding under the Working Capital Loans.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Registration Rights

Pursuant to a registration rights agreement entered into on August 10, 2021, the holders of the Founder Shares, Private Placement Units (including securities contained therein) and units (including securities contained therein) that may be issued upon conversion of Working Capital Loans, and any shares of Class A common stock issuable upon the exercise of the Private Placement Warrants and any shares of Class A common stock and warrants (and underlying Class A common stock) are entitled to registration rights, requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to Class A common stock). The holders of the majority of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period. The registration rights agreement does not contain liquidated damages or other cash settlement provisions resulting from delays in registering the Company’s securities. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Warrant Amendments

The warrant agreement provides that the terms of the warrants may be amended without the consent of any shareholder or warrant holder to cure any ambiguity or correct any defective provision but otherwise requires the approval by the holders of at least 65% of the then outstanding public warrants to make any change that adversely affects the interests of the registered holders of public warrants. Accordingly, the Company may amend the terms of the public warrants in a manner adverse to a holder of public warrants if holders of at least a 65% of the then outstanding public warrants approve of such amendment. Although the Company’s ability to amend the terms of the public warrants with the consent of at least 65% of the then outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash or shares, shorten the exercise period or decrease the number of Class A common stock purchasable upon exercise of a warrant.

RIVERVIEW ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)
Underwriting Agreement

The Company granted the underwriters a 45-day option from the date of the Initial Public Offering to purchase up to 3,750,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions.

The underwriters were paid a cash fee of $0.20 per Unit, or $5,000,000 in the aggregate, upon the closing of the Initial Public Offering. In addition, the underwriters are entitled to a deferred fee of $8,750,000 in the aggregate (or $10,812,500 in the aggregate if the underwriters’ over-allotment option is exercised in full). The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

NOTE 7. SHAREHOLDER’S EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 85,000,000 shares of Class A common stock with a par value of $0.001 per share. Holders of Class A common stock are entitled to one vote for each share. At June 30, 2021, there were no shares of Class A common stock issued or outstanding.

Class B Common Stock — The Company is authorized to issue 15,000,000 shares of Class B common stock with a par value of $0.001 per share. Holders of Class B common stock are entitled to one vote for each share. At June 30, 2021, there were 7,187,500 shares of Class B common stock issued and outstanding, of which an aggregate of up to 937,500 shares of Class B common stock are subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full or in part, so that the number of shares of Class B common stock will equal 20% of the Company’s issued and outstanding common stock after the Initial Public Offering.

Prior to the consummation of a Business Combination, only holders of Class B common stock will have the right to vote on the election of directors.

Holders of Class A common stock and holders of Class B common stock will vote together as a single class on all other matters submitted to a vote of our stockholders except as otherwise required by law.

The shares of Class B common stock will automatically convert into shares of Class A common stock at the time of a Business Combination on a one-for-one basis, subject to adjustment. In the case that additional shares of Class A common stock, or equity-linked securities, are issued or deemed issued in excess of the amounts issued in the Initial Public Offering and related to the closing of a Business Combination, the ratio at which the shares of Class B common stock will convert into shares of Class A common stock will be adjusted (unless the holders of a majority of the issued and outstanding shares of our Class B common stock agree to waive such anti-dilution adjustment with respect to any such issuance or deemed issuance) so that the number of shares of Class A common stock issuable upon conversion of all shares of Class B common stock will equal, in the aggregate, on an as-converted basis, 20% of the sum of all shares of common stock issued and outstanding upon the completion of the Initial Public Offering, plus all shares of our Class A common stock and equity-linked securities issued or deemed issued in connection with a Business Combination, excluding any shares or equity-linked securities issued, or to be issued, to any seller in our a Business Combination.

RIVERVIEW ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

NOTE 8. WARRANTS

As of June 30, 2021, there were no Public Warrants or Private Placement Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Proposed Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

The Company will not be obligated to deliver any Class A ordinary shares pursuant to the exercise of a Public Warrant and will have no obligation to settle such Public Warrant exercise unless a registration statement under the Securities Act covering the issuance of the Class A ordinary shares issuable upon exercise of the warrants is then effective and a current prospectus relating thereto is available, subject to the Company satisfying its obligations with respect to registration, or a valid exemption from registration is available. No warrant will be exercisable for cash or on a cashless basis, and the Company will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption is available.

The Company has agreed that as soon as practicable, but in no event later than 15 business days, after the closing of a Business Combination, it will use its commercially reasonable efforts to file with the SEC a registration statement covering the issuance, under the Securities Act, of the Class A ordinary shares issuable upon exercise of the warrants, and the Company will use its commercially reasonable efforts to cause the same to become effective within 60 business days after the closing of a Business Combination and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the warrants in accordance with the provisions of the warrant agreement. Notwithstanding the above, if the Class A ordinary shares are, at the time of any exercise of a warrant, not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, but will use its commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

Once the warrants become exercisable, the Company may redeem the Public Warrants:

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	upon not less than 30 days’ prior written notice of redemption to each warrant holder; and

●
if, and only if, the reported last sale price of the Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending three business days before the Company sends the notice of redemption to the warrant holders.

RIVERVIEW ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)
If and when the warrants become redeemable by the Company, the Company may exercise its redemption right even if the Company is unable to register or qualify the underlying securities for sale under all applicable state securities laws.

The exercise price and number of ordinary shares issuable upon exercise of the Public Warrants may be adjusted in certain circumstances including in the event of a share dividend, extraordinary dividend or recapitalization, reorganization, merger or consolidation. However, except as described below, the Public Warrants will not be adjusted for issuances of ordinary shares at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the Public Warrants. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of Public Warrants will not receive any of such funds with respect to their Public Warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such Public Warrants. Accordingly, the Public Warrants may expire worthless.

In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of a Business Combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of a Business Combination on the date of the consummation of a Business Combination (net of redemptions), and (z) the volume weighted average trading price of its Class A ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates its Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price.

The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the shares of Class A common stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or saleable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable, except as described above, so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

NOTE 8. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, other than described in these financial statements, relating to the IPO that occurred on August 10, 2021, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (this “Quarterly Report”) to “we,” “us” or the “Company” refer to Riverview Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Riverview Sponsor Partners, LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the Proposed Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated in Delaware on February 4, 2021, formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, share purchase, reorganization or other similar Business Combination with one or more businesses. We intend to effectuate our Business Combination using cash derived from the proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, our shares, debt or a combination of cash, shares and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from February 4, 2021 (inception) through June 30, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination, at the earliest. We will generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We will incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the period from February 4, 2021 (inception) through June 30, 2021, we had a net loss $8,413, which consisted of formation and operating costs.

Liquidity and Capital Resources

On August 10, 2021, we consummated the Initial Public Offering of 25,000,000 Units, generating gross proceeds of $250,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 7,400,000 Private Placement Warrants at a price of $1.00 per Private Placement Unit in a private placement to our Sponsor, generating gross proceeds of $7,400,000.

Following the Initial Public Offering and the sale of the Private Placement Units, a total of $250,000,000 was placed in the Trust Account. We incurred $14,262,365 in Initial Public Offering related costs, including $5,000,000 of underwriting fees, $8,750,000 of deferred underwriting fees and $512,365 of other costs.

We intend to use the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants upon consummation of the Business Combination at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our Public Shares upon consummation of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an affiliate of the Sponsor a monthly fee of $5,000 for office space, administrative and shared personnel support. We began incurring these fees on the date the Public Shares were first listed on NASDAQ and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and our liquidation.

The underwriters are entitled to a deferred fee of $0.35 per share, or $8,750,000 in the aggregate (or $10,812,500 in the aggregate if the underwriters’ overallotment option is exercised in full). The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement.

Critical Accounting Policies

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. At June 30, 2021, we have not identified any critical accounting policies.

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. We are currently assessing the impact, if any, that ASU 2020-06 would have on our financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the second fiscal quarter of 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our final prospectus for our Initial Public Offering filed with the SEC. As of the date of this Report, there have been no material changes to the risk factors disclosed in our final prospectus for the Initial Public Offering filed with the SEC.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On August 10, 2021, we consummated the Initial Public Offering of 25,000,000 Units. The Units were sold at an offering price of $10.00 per unit, generating total gross proceeds of $250,000,000. Cantor Fitzgerald & Co. and Stephens Inc. served as co-managers for the Initial Public Offering.  The securities in the offering were registered under the Securities Act on registration statement on Form S-1 (No. 333-255116). The Securities and Exchange Commission declared the registration statements effective on August 5, 2021.

Simultaneous with the consummation of the Initial Public Offering, the Sponsor purchased an aggregate of 7,400,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, generating total proceeds of $7,400,000. The issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Of the gross proceeds received from the Initial Public Offering, an aggregate of $250,000,000 was placed in the Trust Account.

We incurred $14,262,365 of transaction costs, consisting of $5,000,000 in underwriting fees, $8,750,000 in deferred underwriting fees and $512,365 of other costs and expenses related to the Initial Public Offering.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form 10-Q.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

None

Item 5.	Other Information

None

Item 6.	Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
1.1
Underwriting Agreement, dated August 5, 2021, by and among the Company, Cantor Fitzgerald & Co. and Stephens. Inc. (incorporated by reference to Exhibit 1.1 to the Form 8-K (File No. 001-40716) filed with the Securities and Exchange Commission on August 11, 2021).

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Form 8-K (File No. 001-40716) filed with the Securities and Exchange Commission on August 11, 2021).
4.4
Warrant Agreement, dated August 5, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.4 to the Form 8-K (File No. 001-40716) filed with the Securities and Exchange Commission on August 11, 2021).

10.1
Investment Management Trust Agreement, dated August 5, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to Exhibit 10.1 to the Form 8-K (File No. 001-40716) filed with the Securities and Exchange Commission on August 11, 2021).

10.2
Registration Rights Agreement, dated August 5, 2021, by and between the Company and the Sponsor (incorporated by reference to Exhibit 10.2 to the Form 8-K (File No. 001-40716) filed with the Securities and Exchange Commission on August 11, 2021).

10.3
Private Placement Warrants Purchase Agreement, dated August 5, 2021, by and between the Company and the Sponsor (incorporated by reference to Exhibit 10.3 to the Form 8-K (File No. 001-40716) filed with the Securities and Exchange Commission on August 11, 2021).

10.4
Letter Agreement, dated August 5, 2021, by and among the Company, its officers, its directors and the Sponsor (incorporated by reference to Exhibit 10.4 to the Form 8-K (File No. 001-40716) filed with the Securities and Exchange Commission on August 11, 2021).

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.

*	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIVERVIEW ACQUISITION CORP.

Date: September 17, 2021	By:	/s/ R. Brad Martin
	Name:	R. Brad Martin
	Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: September 17, 2021	By:	/s/ William V. Thompson III
	Name:	William V. Thompson III
	Title:	Treasurer, Secretary and Chief Financial Officer
(Principal Financial and Accounting Officer)