Form 10-Q
period 2021-09-30
Riverview Acquisition Corp.
filed 2021-11-23
CIK 1846136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2021

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 22, 2021, there were 25,000,000 shares of Class A common stock, $0.001 par value and 6,250,000 shares of Class B common stock, $0.001 par value, issued and outstanding.

RIVERVIEW ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2021

Page
Part I. Financial Information
Item 1. Financial Statements
Condensed Balance Sheet as of September 30, 2021 (Unaudited)	1
Condensed Statements of Operations for the three months ended September 30, 2021 and for the period from February 4, 2021 (inception) through September 30, 2021 (Unaudited)	2
Condensed Statements of Changes in Stockholders’ Deficit for the three months ended September 30, 2021 and for the period from February 4, 2021 (inception) through September 30, 2021 (Unaudited)	3
Condensed Statement of Cash Flows for the period from February 4, 2021 (inception) through September 30, 2021 (Unaudited)	4
Notes to Condensed Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	18
Item 4. Controls and Procedures	18
Part II. Other Information
Item 1. Legal Proceedings	18
Item 1A. Risk Factors	18
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	19
Item 3. Defaults Upon Senior Securities	19
Item 4. Mine Safety Disclosures	19
Item 5. Other Information	19
Item 6. Exhibits	19
Part III. Signatures	20

PART I - FINANCIAL INFORMATION

RIVERVIEW ACQUISITION CORP.
CONDENSED BALANCE SHEET
SEPTEMBER 30, 2021

ASSETS
Current Assets:
Cash	$1,166,467
Prepaid expenses	663,757
Total current assets	1,830,224

Marketable securities held in Trust Account	250,010,974
Total Assets	$251,841,198

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accrued expenses	$57,913
Total current liabilities	57,913

Warrant liabilities	13,333,000
Deferred underwriting fee payable	8,750,000
Total Liabilities	$22,140,913

Commitments

Class A common stock, $0.001 par value; 85,000,000 shares authorized; 25,000,000 shares subject to possible redemption at redemption value at September 30, 2021	$250,000,000

Stockholders’ Deficit
Preferred stock, $0.001 par value; 1,000,000 shares authorized, none issued and outstanding	—
Class A common stock, $0.001 par value; 85,000,000 shares authorized; 0 issued and outstanding (excluding 25,000,000 shares subject to possible redemption)	—
Class B common stock, $0.001 par value; 15,000,000 shares authorized; 6,250,000 shares issued and outstanding as of September 30, 2021 (1)	6,250
Additional paid-in capital	—
Accumulated deficit	(20,305,965)
Total Stockholders’ Deficit	(20,299,715)
Total Liabilities and Stockholders’ Deficit	$251,841,198

(1)	Excluded an aggregate of 937,500 shares forfeited as of September 30, 2021 (see Note 7).

The accompanying notes are an integral part of the unaudited condensed financial statements.

RIVERVIEW ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,	For the Period from February 4, 2021 (Inception) Through September 30,
	2021	2021
Operating and formation costs	$131,911	$140,324
Loss from operations	(131,911)	(140,324)

Other income:
Interest earned on marketable securities held in Trust Account	13,741	13,741
Unrealized loss on marketable securities held in Trust Account	(2,767)	(2,767)
Change in fair value of warrant liabilities	4,924,000	4,924,000
Transaction costs allocable to warrant liabilities	(1,283,477)	(1,283,477)
Other income, net	3,651,497	3,651,497

Net income	$3,519,586	$3,511,173

Basic and diluted weighted average shares outstanding, Class A common stock	14,010,989	5,803,571

Basic and diluted net income per share, Class A common stock	$0.17	$0.29

Basic and diluted weighted average shares outstanding, Class B common stock(1)	6,250,000	6,250,000

Basic and diluted net income per share, Class B common stock	$0.17	$0.29

(1)	Excluded an aggregate of 937,500 shares forfeited as of September 30, 2021 (see Note 7).

The accompanying notes are an integral part of the unaudited condensed financial statements.

RIVERVIEW ACQUISITION CORP.
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND FOR THE
PERIOD FROM FEBRUARY 4, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021
(UNAUDITED)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — February 4, 2021 (Inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B common stock to Sponsor	—	—	7,187,500	7,188	17,812	—	25,000

Net loss	—	—	—	—	—	(8,476)	(8,476)

Balance – March 31, 2021	—	—	7,187,500	7,188	17,812	(8,476)	16,524

Net income	—	—	—	—	—	63	63

Balance – June 30, 2021	—	—	7,187,500	7,188	17,812	(8,413)	16,587

Accretion of Class A common stock to redemption amount	—	—	—	—	(18,750)	(23,817,138)	(23,835,888)

Forfeiture of Founder Shares	—	—	(937,500)	(938)	938	—	—

Net income	—	—	—	—	—	3,519,586	3,519,586

Balance – September 30, 2021	—	$—	6,250,000	$6,250	$—	$(20,305,965)	$(20,299,715)

The accompanying notes are an integral part of the unaudited condensed financial statements.

RIVERVIEW ACQUISITION CORP.
CONDENSED STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM FEBRUARY 4, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021
(UNAUDITED)

Cash Flows from Operating Activities:
Net income	$3,511,173
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of warrants liabilities	(4,924,000)
Unrealized loss on marketable securities held in Trust Account	2,767
Interest earned on marketable securities held in Trust Account	(13,741)
Transaction costs allocated to warrant liabilities	1,283,477
Changes in operating assets and liabilities:
Prepaid expenses and other current assets
Accrued expenses	57,913
Prepaid expenses	(663,757)
Net cash used in operating activities	(746,168)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(250,000,000)
Net cash used in investing activities	(250,000,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	25,000
Proceeds from sale of Units, net of underwriting discounts paid	245,000,000
Proceeds from sale of Private Placements Warrants	7,400,000
Proceeds from promissory note – related party	181,341
Repayment of promissory note – related party	(181,341)
Payment of offering costs	(512,365)
Net cash provided by financing activities	251,912,635

Net Change in Cash	1,166,467
Cash – Beginning of period	—
Cash – End of period	$1,166,467

Non-Cash investing and financing activities:
Deferred underwriting fee payable	$8,750,000
Initial value of warrant liabilities	$18,257,000
Forfeiture of Founders Shares	$(938)

The accompanying notes are an integral part of the unaudited condensed financial statements.

RIVERVIEW ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Riverview Acquisition Corp. (the “Company”) is a blank check company incorporated in Delaware on February 4, 2021. The Company was formed for the purpose of effectuating a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses (the “Business Combination”).

The Company is not limited to a particular industry or sector for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of September 30, 2021, the Company had not yet commenced any operations. All activity for the period February 4, 2021 (inception) through September 30, 2021 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

The registration statement for the Company’s Initial Public Offering was declared effective on August 5, 2021. On August 10, 2021, the Company consummated the Initial Public Offering of 25,000,000 units (the “Units” and, with respect to the shares of Class A common stock included in the Units being offered, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $250,000,000, which is described in Note 4.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 7,400,000 warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to Riverview Sponsor Partners, LLC (the “Sponsor”), generating gross proceeds of $7,400,000, which is described in Note 5.

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

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward completing a Business Combination. The Company must complete one or more initial Business Combinations with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (less any deferred underwriting commissions and taxes payable on interest earned on the Trust Account) at the time of the signing a definitive agreement to enter a Business Combination. The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to complete a Business Combination successfully.

The Company will provide its stockholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially $10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 either prior to or upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 6) and any Public Shares purchased during or after the Initial Public Offering, and the Anchor Investors (as defined below in Note 4) will agree to vote any Founder Shares held by them in favor of approving a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares, without voting, and if they do vote, irrespective of whether they vote for or against the proposed Business Combination.

RIVERVIEW ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
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

The Anchor Investors will not be entitled to (i) redemption rights with respect to any Founder Shares held by them in connection with the completion of the initial Business Combination, (ii) redemption rights with respect to any Founder Shares held by them in connection with a shareholder vote to amend the Amended and Restated Certificate of Incorporation in a manner that would affect the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if the Company has not consummated an initial Business Combination within the Combination Period or (iii) rights to liquidating distributions from the Trust Account with respect to any Founder Shares held by them if the Company fails to complete the initial Business Combination within the Combination Period (although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete the Business Combination within the Combination Period).

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

The Sponsor has agreed to waive its liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor acquires Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 7) held in the Trust Account in the event the Company does not complete a Business Combination within in the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

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

Liquidity and Capital Resources

As of September 30, 2021, the Company had cash of $1,166,467 not held in the Trust Account and available for working capital purposes. The Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating its business. However, if the estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to a Business Combination. Moreover, the Company may need to obtain additional financing or draw on the Working Capital Loans (as defined below) either to complete a Business Combination or because it becomes obligated to redeem a significant number of the Public Shares upon consummation of a Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, the Company would only complete such financing simultaneously with the completion of our Business Combination. If the Company is unable to complete the Business Combination because it does not have sufficient funds available, the Company will be forced to cease operations and liquidate the Trust Account. In addition, following the Business combination, if cash on hand is insufficient, the Company may need to obtain additional financing in order to meet its obligations.

RIVERVIEW ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)
Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In connection with the preparation of the Company’s financial statements as of September 30, 2021, management determined it should restate its previously reported financial statements. The Company determined, at the closing of the Company’s Initial Public Offering it had improperly classified its Class A common stock subject to possible redemption. The Company previously determined the Class A common stock subject to possible redemption to be equal to the redemption value, while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the Class A common stock issued during the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control. Therefore, management concluded that the redemption value should include all Class A common stock subject to possible redemption, resulting in the Class A common stock subject to possible redemption being equal to its redemption value. As a result, management has noted a reclassification adjustment related to temporary equity and permanent equity. This resulted in a restatement to the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A common stock.

There has been no change in the Company’s total assets, liabilities or operating results.

The impact of the restatement on the Company’s financial statements is reflected in the following table.

Balance Sheet as of August 10, 2021 (audited)	As Previously Reported	Adjustment	As Restated
Class A common stock subject to possible redemption	$219,879,090	$30,102,910	$250,000,000
Class A common stock	$3,010	$(3,010)	$—
Additional paid-in capital	$6,281,824	$(6,281,824)	$—
Accumulated Deficit	$(1,292,015)	$(23,818,076)	$(25,110,091)
Total Stockholders’ Equity (Deficit)	$5,000,007	$(30,102,910)	$(25,102,903)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on August 10, 2021, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on August 10, 2021. The interim results for the three months ended September 30, 2021 and for the period from February 4, 2021 (inception) through September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.

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

RIVERVIEW ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statement with another public company, which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these condensed financial statements is the determination of the fair value of the warrant liabilities. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2021.

Marketable Securities Held in Trust Account

At September 30, 2021, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2021, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.

RIVERVIEW ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)
At September 30, 2021, the Class A common stock reflected in the condensed consolidated balance sheet are reconciled in the following table:

Gross proceeds	$250,000,000
Less:
Proceeds allocated to Public Warrants	(11,375,000)
Class A common stock issuance costs	(12,460,888)
Plus:
Accretion of carrying value to redemption value	23,835,888
Class A common stock subject to possible redemption	$250,000,000

Offering Costs

Offering costs consist of underwriting, legal, accounting and other expenses incurred through the Initial Public Offering that are directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities are expensed as incurred, presented as non-operating expenses in the statements of operations. Offering costs associated with the Class A common stock issued were initially charged to temporary equity and then accreted to common stock subject to redemption upon the completion of the Initial Public Offering. Offering costs amounted to $14,262,365, of which $13,600,399 were charged to stockholders’ equity upon the completion of the Initial Public Offering and $661,966 were expensed to the statements of operations. Offering costs related to the Founder Shares amounted to $8,762,500, of which $8,140,989 were charged to stockholders’ equity upon the completion of the Initial Public Offering and $621,511 were expensed to the statements of operations and included in transaction costs attributable to warrant liabilities.

Warrant Liabilities

The Company accounts for the Public Warrants (as defined in Note 4) and the Private Placement Warrants (collectively, with the Public Warrants, the “Warrants”) in accordance with the guidance contained in ASC 815-40 under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjusts the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the statements of operations. The Warrants for periods where no observable traded price was available are valued using a binomial/lattice model. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price will be used as the fair value as of each relevant date.

Income Taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net income (Loss) per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period. Remeasurement associated with the redeemable Class A ordinary shares is excluded from income (loss) per ordinary share as the redemption value approximates fair value.

The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants exceeded the fair value per common share. The warrants are exercisable to purchase 19,900,000 shares of Class A common stock in the aggregate. As of September 30, 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net income (loss) per common share is the same as basic net income (loss) per common share for the periods presented.

RIVERVIEW ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)
The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	Three Months Ended September 30, 2021		For the Period from February 4, 2021 (Inception) through September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per common stock
Numerator:
Allocation of net income, as adjusted	$2,433,883	$1,085,703	$1,690,565	$1,820,608
Denominator:
Basic and diluted weighted average shares outstanding	14,010,989	6,250,000	5,803,571	6,250,000
Basic and diluted net income per common stock	$0.17	$0.17	$0.29	$0.29

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature, except for the warrant liabilities (see Note 10).

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. Derivative instruments are initially recorded at fair value on the grant date and re-valued at each reporting date, with changes in the fair value reported in the statements of operations. Derivative assets and liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

Recent Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas.  ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 4. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 25,000,000 Units at a purchase price of $10.00 per Unit. Each Unit will consist of one share of the Company’s Class A common stock and one-half of one redeemable warrant (“Public Warrant”). Each Public Warrant will entitle the holder to purchase one share of Class A common stock at an exercise price of $11.50 per whole share (see Note 9).

Certain qualified institutional buyers or institutional accredited investors which are not affiliated with any member of the Company’s management (the “Anchor Investors”) purchased 2,490,000 Units in the Initial Public Offering at the offering price of $10.00 per Unit. There can be no assurance as to the amount of such Units the Anchor Investors will retain, if any, prior to or upon the consummation of a Business Combination.

RIVERVIEW ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

NOTE 5. PRIVATE PLACEMENT

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

NOTE 6. RELATED PARTY TRANSACTIONS

Founder Shares

On February 18, 2021, the Sponsor purchased 5,750,000 shares (the “Founder Shares”) of the Company’s Class B common stock for an aggregate price of $25,000. On April 7, 2021, the Company effected a stock dividend of 1,437,500 Founder Shares, resulting in 7,187,500 Founder Shares outstanding. The Founder Shares included an aggregate of up to 937,500 shares that were subject to forfeiture by the Sponsor. As a result of the underwriters’ election to not exercise their over-allotment option by September 24, 2021, 937,500 Founder Shares were forfeited resulting in an aggregate of 6,250,000 Founders Shares outstanding.

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

In connection with the closing of the Initial Public Offering, the Sponsor sold 125,000 Founder Shares to each Anchor Investor at their original purchase price of $10.00. The Company estimated the aggregate fair value of the Founder Shares attributable to the Anchor Investors to be $8,762,500, or $7.01 per share. The fair value of the Founder Shares were valued using a binomial/lattice model. The excess of the fair value of the Founder Shares was determined to be an offering cost in accordance with Staff Accounting Bulletin Topic 5A. Accordingly, the offering cost was allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs related to the Founder Shares amounted to $8,762,500, of which $8,140,989 were charged to stockholders’ equity upon the completion of the Initial Public Offering and $621,511 were expensed to the statements of operations and included in transaction costs attributable to warrant liabilities.

Administrative Services Agreement

The Company entered into an agreement, commencing on August 5, 2021 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor or an affiliate of the Sponsor a total of up to $5,000 per month for secretarial and administrative services. For the three months ended September 30, 2021 and for the period from February 4, 2021 (inception) through September 30, 2021, the Company incurred $10,000 in fees for these services, respectively. At September 30, 2021, a total of $5,000 of such fees, is included in accrued expenses in the accompanying condensed balance sheet.

Promissory Note — Related Party

On February 18, 2021, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company could borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest bearing and payable on the earlier of December 31, 2021 or the consummation of the Initial Public Offering. As of August 10, 2021, there was $181,341 outstanding under the Note, which is currently due on demand. The outstanding balance under the Promissory Note of $181,341 was subsequently repaid on August 23, 2021.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of September 30, 2021, there are no Working Capital Loans outstanding.

RIVERVIEW ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)
NOTE 7. COMMITMENTS

Registration and Stockholder Rights

Pursuant to a registration rights agreement entered into on August 10, 2021, the holders of the Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of the Working Capital Loans (and any shares of Class A common stock issuable upon the exercise of the Private Placement Warrants or warrants issued upon conversion of Working Capital Loans) are entitled to registration rights requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to shares of our Class A common stock). The holders of these securities will be entitled to make up to three demands, excluding short form registration demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement will provide that the Company will not be required to effect or permit any registration or cause any registration statement to become effective until termination of the applicable lock-up period. The registration rights agreement does not contain liquidated damages or other cash settlement provisions resulting from delays in registering the Company’s securities. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

Underwriting Agreement

The Company granted the underwriters a 45-day option to purchase up to 3,750,000 additional Units to cover over-allotments at the Initial Public Offering price, less the underwriting discounts and commissions. The underwriters elected not to exercise the over-allotment option to purchase an additional 937,500 Units at a price of $10.00 per Unit. The over-allotment option expired on September 24, 2021.

The underwriters are entitled to a deferred fee of $0.35 per Unit, or $8,750,000 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

NOTE 8. WARRANT LIABILITIES

At September 30, 2021, there are 12,500,000 Public Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years from the completion of a Business Combination or earlier upon redemption or liquidation.

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

Once the warrants become exercisable, the Company may redeem the outstanding Public Warrants:

●	in whole and not in part;

●	at a price of $0.01 per Public Warrant;

●	upon not less than 30 days’ prior written notice of redemption to each warrant holder; and

●
if, and only if, the last reported sale price of the Class A ordinary shares for any 20 trading days within a 30 trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to warrant holders equals or exceeds $18.00 per share (as adjusted for share sub-division, share capitalizations, reorganizations, recapitalizations and the like).

RIVERVIEW ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
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

At September 30, 2021, there are 7,400,000 Private Placement Warrants outstanding. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A ordinary shares issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable, except as described above, so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

NOTE 9. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of $0.001 par value preferred stock. At September 30, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 85,000,000 shares of Class A common stock with a par value of $0.001 per share. Holders of Class A common stock are entitled to one vote for each share. At September 30, 2021, there were 25,000,000 shares of Class A common stock issued and outstanding which are subject to possible redemption and are presented as temporary equity.

Class B Common Stock — The Company is authorized to issue up to 15,000,000 shares of Class B, $0.001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. At September 30, 2021, there were 6,250,000 shares of Class B common stock issued and outstanding.

Holders of Class A common stock and Class B common stock will vote together as a single class on all other matters submitted to a vote of stockholders, except as required by law.

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

RIVERVIEW ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

NOTE 10. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2021
Assets:
Marketable securities held in Trust Account	1	$250,010,974

Liabilities:
Warrant liability – Public Warrants	1	$8,375,000
Warrant liability – Private Placement Warrants	3	$4,958,000

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities in the accompanying balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within the statements of operations.

The Private Warrants were valued using a binomial lattice model, which is considered to be a Level 3 fair value measurement. The binomial lattice model’s primary unobservable input utilized in determining the fair value of the Warrants is the expected volatility of the common stock. The expected volatility as of the Initial Public Offering date was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target. For periods subsequent to the detachment of the Public Warrants from the Units on August 10, 2021, the close price of the Public Warrant price will be used as the fair value as of each relevant date.

The following table provides quantitative information regarding Level 3 fair value measurements:

August 10, 2021 (Initial Measurement) Public and Private Warrants
Stock price	$9.44
Exercise price	$11.50
Expected term (in years)	5.0
Volatility	16.9%
Risk-free rate	0.87%
Dividend yield	0.0%

September 30, 2021 Private Warrants
Stock price	$9.59
Exercise price	$11.50
Expected term (in years)	5.0
Volatility	13.1%
Risk-free rate	1.02%
Dividend yield	0.00%

The following table presents the changes in the fair value of Level 3 warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of February 4, 2021 (inception)	$—	$—	$—
Initial measurement on August 10, 2021	6,882,000	11,375,000	18,257,000
Change in valuation inputs or other assumptions	(1,924,000)	(3,000,000)	(4,924,000)
Transfer to level 1	—	(7,875,000)	(7,875,000)
Fair value as of September 30, 2021	$4,958,000	$—	$4,958,000

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs.  During the three months ended September 30, 2021, the Public Warrants transferred from a Level 3 measurement to a Level 1 measurement as the Public Warrants were separately listed and traded.

RIVERVIEW ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)
NOTE 11. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Riverview Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Riverview Sponsor Partners, LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the Proposed Business Combination (as defined below), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the Proposed Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been amended and restated to give effect to the restatement of our financial statements as of August 10, 2021. Management identified errors made in its historical financial statements where, at the closing of our Initial Public Offering, we improperly classified our Class A ordinary shares subject to possible redemption. We previously determined the Class A ordinary shares subject to possible redemption to be equal to the redemption value of $10.00 per share of Class A ordinary share while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the Class A ordinary shares issued during the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside of the Company’s control. Therefore, management concluded that the redemption value should include all Class A ordinary shares subject to possible redemption, resulting in the Class A ordinary shares subject to possible redemption being equal to their redemption value. As a result, management has noted a reclassification error related to temporary equity and permanent equity. This resulted in a restatement to the initial carrying value of the Class A ordinary shares subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A ordinary shares.
Overview

We are a blank check company formed under the laws of the State of Delaware on February 4, 2021 for the purpose of effectuating a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses (the “Business Combination”). We intend to effectuate our Business Combination using cash from the proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, our capital stock, debt or a combination of cash, stock and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from February 4, 2021 (inception) through September 30, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2021, we had a net income of $3,519,586, which consists of change in fair value of warrant liability of $4,924,000 and interest earned on marketable securities held in Trust Account of $13,741, offset by unrealized loss on marketable securities held in Trust Account of $2,767, transaction cost allocated to warrant liability of $1,283,477 and formation and operating cost of $131,911.

For the period from February 4, 2021 (inception) through September 30, 2021, we had a net income of $3,511,173, which consists of change in fair value of warrant liability of $4,924,000 and interest earned on marketable securities held in Trust Account of $13,741, offset by unrealized loss on marketable securities held in Trust Account of $2,767, transaction cost allocated to warrant liability of $1,283,477 and formation and operating cost of $140,324.

Liquidity and Capital Resources

On August 10, 2021, we consummated the Initial Public Offering of 25,000,000 Units at $10.00 per Unit, generating gross proceeds of $250,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 7,400,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant in a private placement to the Sponsor, generating gross proceeds of $7,400,000.

For the period from February 4, 2021 (inception) through September 30, 2021, cash used in operating activities was $746,168. Net income of $3,511,173 was affected by interest earned on marketable securities held in the Trust Account of $13,741, change in fair value of warrant liability of $4,924,000, transaction cost allocated with warrant liability of $1,283,477 and unrealized loss on marketable securities held in Trust Account of $2,767. Changes in operating assets and liabilities used $605,844 of cash for operating activities.

As of September 30, 2021, we had marketable securities held in the Trust Account of $250,010,974 (including approximately $10,974 of interest income and net of unrealized losses) consisting of U.S. Treasury Bills with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through September 30, 2021, we have not withdrawn any interest earned from the Trust Account.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2021, we had cash of $1,166,467. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay the Sponsor or an affiliate of the Sponsor a total of up to $5,000 per month for secretarial and administrative services. We began incurring these fees on August 5, 2021 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and our liquidation.

The underwriters are entitled to a deferred fee of $0.35 per Unit, or $8,750,000 in the aggregate (or $10,812,500 in the aggregate if the underwriters’ over-allotment option is exercised in full). The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Critical Accounting Policies

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Warrant Liabilities

We account for the warrants issued in connection with our Initial Public Offering in accordance with the guidance contained in ASC 815-40-15-7D under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the warrants as liabilities at their fair value and adjust the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statements of operations.

Class A Common Stock Subject to Possible Redemption

We account for our common stock subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of our condensed balance sheet.

Net Income (Loss) Per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income (loss) per common stock is computed by dividing net income (loss) by the weighted average number of common stock outstanding for the period. The Company applies the two-class method in calculating earnings per share. Accretion associated with the redeemable shares of Class A common stock is excluded from net income (loss) per share as the redemption value approximates fair value.

Recent Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, and it also simplifies the diluted earnings per share calculation in certain areas.  ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted.  The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4.	Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective, due solely to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Management has implemented remediation steps to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our final prospectus for our Initial Public Offering filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. As of the date of this Report, there have been no material changes to the risk factors disclosed in our final prospectus for its Initial Public Offering filed with the SEC, except for the below. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

We have identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation in those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As described elsewhere in this Quarterly Report, we identified a material weakness in our internal control over financial reporting related to the accounting for complex transactions involving the treatment of our redeemable ordinary shares as temporary equity. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of September 30, 2021. This material weakness resulted in a material misstatement of our warrant liabilities, change in fair value of warrant liabilities, additional paid-in capital, accumulated deficit and related financial disclosures.

To respond to this material weakness, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance these processes to better evaluate our research and understanding of the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

Any failure to maintain such internal control could adversely impact our ability to report our financial position and results from operations on a timely and accurate basis. If our financial statements are not accurate, investors may not have a complete understanding of our operations. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our ordinary shares are listed, the SEC or other regulatory authorities. In either case, there could result a material adverse effect on our business. Failure to timely file will cause us to be ineligible to utilize short-form registration statements, which may impair our ability to obtain capital in a timely fashion to execute our business strategies or issue shares to effect an acquisition. Ineffective internal control could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our securities.

We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

For a description of the use of the proceeds generated in our Initial Public Offering and private placement, see Part I, Item 2 of this Quarterly Report. There has been no material change in the planned use of the proceeds from the Initial Public Offering and private placement as is described in the Company’s final prospectus related to the Initial Public Offering.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

None

Item 5.	Other Information

None

Item 6.	Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
1.1	Underwriting Agreement, dated August 5, 2021, by and among the Company, Cantor Fitzgerald & Co. and Stephens, Inc.(1)
3.1	Amended and Restated Certificate of Incorporation. (1)
4.4	Warrant Agreement, dated August 5, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent. (1)
10.1	Investment Management Trust Agreement, dated August 5, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as trustee. (1)
10.2	Registration Rights Agreement, dated August 5, 2021, by and between the Company and the Sponsor. (1)
10.3	Private Placement Warrants Purchase Agreement, dated August 5, 2021, by and between the Company and the Sponsor. (1)
10.4	Letter Agreement, dated August 5, 2021, by and among the Company, its officers, its directors and the Sponsor. (1)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on August 11, 2021 and incorporated by reference herein.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIVERVIEW ACQUISITION CORP.

Date: November 22, 2021	By:	/s/ R. Brad Martin
	Name:	R. Brad Martin
	Title:	Chairman and Chief Executive Officer
(Chairman and Chief Executive Officer)

Date: November 22, 2021	By:	/s/ William V. Thompson III
	Name:	William V. Thompson III
	Title:	Treasurer, Secretary, and Chief Financial Officer
(Treasurer, Secretary, and Chief Financial Officer)