Form 10-K
period 2021-12-31
Riverview Acquisition Corp.
filed 2022-03-30
CIK 1846136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(MARK ONE)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __ to __
Commission file number: 001-40716
RIVERVIEW ACQUISITION CORP.
(Exact Name of Registrant as Specified in Its Charter)
Delaware	86-1972481
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
700 Colonial Road, Suite 101
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effective of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The registrant’s Units began trading on the Nasdaq Stock Market on August 6, 2021 and the registrant’s shares of Class A common stock began separate trading on the Nasdaq Stock Market on September 28, 2021. The aggregate market value of the registrant’s shares of Class A common stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, at December 31, 2021, was $250,000,000.

As of March 29, 2022, there were 25,000,000 shares of Class A common stock, $0.001 par value and 6,250,000 shares of Class B common stock, $0.001 par value, issued and outstanding.

Table  of Contents
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Report”) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. Statements contained in this Report that reflect our current views with respect to future events and financial performance, and any other statements of a future or forward-looking nature, constitute “forward-looking statements” for the purposes of federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would,” “will,” “approximately,” “shall” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Report may include, for example, statements about:

•	the ability of our officers and directors to generate potential investment opportunities;

•	our ability to complete our initial Business Combination;

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial Business Combination;

•	the allocation by our officers and directors of their time to other businesses and their potential conflicts of interest with our business or in approving our initial Business Combination;

•	our potential ability to obtain additional financing to complete our initial Business Combination;

•	the pool of prospective target businesses;

•	the delisting of our securities from, Nasdaq or our ability to have our securities listed on Nasdaq or another national securities exchange following our initial Business Combination;

•	potential changes in control if we acquire one or more target businesses for stock;

•	our public securities’ potential liquidity and trading;

•	a lack of market for our securities;

•	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or

•	the trust account not being subject to claims of third parties.

Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the risk factors described under “Item1A. Risk Factors.” Our securities filings can be accessed on the EDGAR section of the Securities and Exchange Commission’s (the “SEC”) website at www.sec.gov. Except as expressly required by applicable securities law, we disclaim any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Table  of Contents
Unless otherwise stated in this Report, or the context otherwise requires:

•	references to “we,” “us,” “company” or “our company” are to Riverview Acquisition Corp.;

•
references to our “sponsor” are to Riverview Sponsor Partners, LLC, a Delaware limited liability company. The managing member of the sponsor is RBM Riverview, LLC, a Delaware limited liability company. The managing member of RBM Riverview, LLC is Mr. R. Brad Martin, and Mr. Scott Imorde is the President of RBM Riverview, LLC. Mr. Imorde also serves as President and CEO of the sponsor;

•
references to “anchor investors” are to the 12 qualified institutional buyers or institutional accredited investors which are not affiliated with any member of our management and that have each purchased up to 2,490,000 units in our public offering;

•	references to “initial holders” or “initial stockholders” are to our sponsor and any other holders of our founder shares (other than anchor investors);

•
references to “founder shares” are to shares of our Class B common stock initially purchased by our sponsor in a private placement prior to our public offering, and the shares of our Class A common stock that will be issued upon the automatic conversion of the shares of our Class B common stock at the time of our initial Business Combination (for the avoidance of doubt, such shares of our Class A common stock will not be “public shares”);

•	references to our “management” or our “management team” refer to our officers and certain of our directors;

•	references to our “public shares” are to shares of our Class A common stock sold in our public offering (whether they are purchased in such offering or thereafter in the open market);

•
references to “public stockholders” refer to the holders of our public shares, which may include members of our management team if and to the extent they purchase public shares, provided that any such holder’s status as a “public stockholder” shall only exist with respect to such public shares; and

•
references to “private placement warrants” refer to the warrants issued to our sponsor in a private placement simultaneously with the closing of our public offering and upon conversion of working capital loans, if any.

Table  of Contents
PART I

Item 1.	Business.

General

We are a blank check company incorporated as a Delaware corporation formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, reorganization, stock purchase, or similar business combination (a “Business Combination”) with one or more businesses, which we refer to in this Report as our initial Business Combination. We have not selected any specific target and we have not, nor has anyone on our behalf, initiated any substantive discussions, directly or indirectly, with any target with respect to an initial Business Combination. To date, our efforts have been limited to administrative and organizational activities related to our public offering.

We believe there are a number of enterprises that could be attractive merger partners for our company. While our management has unique operating and investment experience in a wide variety of industries, we intend to focus on consumer-focused enterprises, including e-commerce, on the energy services and renewables sector and on the insurance and financial services sector. Our efforts will be focused on finding companies which we believe have significant growth prospects in an attractive industry with a clear and identifiable pathway to cash flow generation and growth. We intend to identify a target enterprise where our experience, relationships, and expertise will add value to the company’s strategic outlook and operations. We will be focused on generating attractive returns and creating value while adhering to the highest code of ethical conduct and governance practices.

We were originally formed in Delaware under the name Riverview Acquisition Corp. in February 2021. Our executive offices are located at 700 Colonial Road, Suite 101, Memphis, TN 38117, and our telephone number is (901) 767-5576. Our corporate website address is www.riverviewacquisition.com. Our website and the information contained on, or that can be accessed through, the website is not deemed to be incorporated by reference in, and is not considered part of, this Report. You should not rely on any such information in making your decision whether to invest in our securities.

Our Management Team

We are led by an experienced team of executives who have played important roles in helping build and grow profitable public and private businesses. Our management team has worked together on investments for years, and we operate with a shared set of core values.

We will seek to capitalize on the significant investment experience and contacts of R. Brad Martin, the Chairman of our Board of Directors and our Chief Executive Officer, Charles K. Slatery, our President and Chief Investment Officer, William V. Thompson III, our Treasurer, Secretary and Chief Financial Officer, and Anderee Berengian, our Vice President, to identify, evaluate, acquire and operate a target business.

R. Brad Martin

R. Brad Martin, our Chairman and CEO, has significant experience in executive leadership, corporate strategy, public company governance, and entrepreneurial ventures. Mr. Martin is the Retired Chairman and CEO of Saks Incorporated, having retired from Saks in 2007 after having served nearly 20 years as Chairman and CEO of that firm and its predecessor company. Martin was the lead investor in RBM Acquisition Company, an entity which acquired Saks’ predecessor business, Proffitt’s Incorporated in 1984. Martin became the Chief Executive Officer of Proffitt’s in 1989 when it was operating 10 stores and generating annual revenues of approximately $70 million. Over the subsequent decade, Proffitt’s grew to become one of the largest traditional department store businesses in the United States generating annualized revenues of approximately $4 billion. In 1998, Proffitt’s acquired Saks Holdings, merged it into Proffitt’s, and renamed the combined enterprise Saks Incorporated. While continuing to upgrade the Saks Fifth Avenue store base, Martin recognized the continuing consolidation of the mid-range department store industry and developed and executed a strategy to divest the traditional department store assets. Saks Incorporated shareholders received hundreds of millions of dollars of special dividends as a result of these transactions, and during the 18-year period when Martin served as CEO and Chairman of Proffitt’s/Saks, the value of its stock increased substantially.

Table  of Contents
In 1987, Martin co-founded Corporate Child Care Incorporated designed to serve the emerging market of employer-based childcare services. Martin was the company’s first CEO and recruited its long-term management team. Corporate Child Care grew successfully and became a public company trading on the NASDAQ under the name “Corporate Family Solutions.” The company subsequently merged with Bright Horizons to become part of the largest corporate-affiliated childcare company in the United States.

Martin has also served in a number of significant leadership roles on Boards of Directors of public companies.

He served as a member of the Board of Directors and Chairman of the Executive and Risk Committee of First Horizon National Corporation, a major regional banking company. While in that role, Martin helped lead First Horizon through the difficult times associated with the 2008 financial crisis.

Martin joined the Board of lululemon athletica in early 2007 when it was a private company. He participated in lululemon’s successful IPO and was a member of its Board of Directors for five years, including serving as its Lead Director.

Martin has also previously served on the Board of Directors of Dillard’s, Gaylord Entertainment, and Ruby Tuesday. He chaired the Audit Committees at Dillard’s and Gaylord.

Martin also served as a member of the Board of Directors and Non-Executive Chairman of Chesapeake Energy—a major U.S. oil and gas producer. During his tenure at the company, Chesapeake overhauled its governance practices, recruited a new management team, improved its execution, and reduced its debt by billions of dollars. In the wake of the oil price collapse in March, 2020, related to the COVID-19 pandemic and the Saudi Arabia/Russia supply disputes, Martin and his fellow directors oversaw Chesapeake’s entry into Chapter 11 proceedings and subsequent emergence on February 9, 2021, as a healthy enterprise with significant value preserved for its stakeholders.

Martin currently serves as Chairman of RBM Ventures, his family office, and as a member of the Board of Directors of FedEx Corporation where he chairs the Audit Committee. He is also Lead Director of the Board of Managers of Pilot/Flying J—North America’s largest travel center company owned jointly by a private family and Berkshire Hathaway.

Martin also serves as a strategic advisor to CVC, a global private equity firm, and co-chairs its U.S. Board of Advisors. He was integrally involved in facilitating a successful investment by CVC in Pilot/Flying J in 2007.

Martin has a record of involvement in philanthropic and not-for-profit activities. He chairs the Martin Family Foundation, which provides support for a variety of not-for-profit interests, was the founder of the privately funded “Hope 2 Hire” job-training program which operates in the Shelby County, Tennessee corrections system. He has served as the Interim President of the University of Memphis and was a five-term member of the Tennessee House of Representatives. Martin is a member of the Council on Foreign Relations and the Board of Trustees of the University of Memphis.

Martin holds a bachelors of science degree from the University of Memphis, a masters in business administration degree from Vanderbilt University, and an Honorary Doctor of Letters from the University of Memphis.

Charles K. Slatery

Charles K. Slatery, our President and Chief Investment Officer, has over 40 years of experience in capital management, insurance operations, and private investments. Slatery is the Chairman and CEO of NFC Investments, LLC, a Registered Investment Advisor based in Memphis, Tennessee. Slatery is the Chairman and CEO of WT Holdings, Inc., a privately-owned insurance holding company based in Memphis, Tennessee. WT Holdings controls the following operating subsidiaries:

•
Stillwater Insurance Company/Stillwater Property & Casualty Company, a 50-state personal lines property and casualty insurance company focused on home and automobile insurance based in Jacksonville, Florida. WT Holdings purchased Stillwater from Fidelity National Financial, Inc in 2012;

•	Tri-State Consumer Insurance Company, a New York personal lines property and casualty insurance company focused on home and automobile underwriting based in Jericho, New York;

•	Evergreen National Indemnity Company, a national property and casualty insurance company focused on landfill closure and post-closure and waste disposal surety programs based in Cleveland, Ohio.

Table  of Contents
WT Holdings is also a 50% owner of Gramercy Indemnity Company, a specialty insurance company focused on niche insurance products based in New York, New York, where Slatery serves as a director.

Slatery is the Chairman of the following private companies:

•	WBL Corp, which controls National Fire and Casualty, Co, a municipal insurance company based in Bloomington, Illinois;

•	Hollywood Feed, LLC, a multi-unit pet food and supply retail operation with 110 stores based in Memphis, Tennessee;

•	Corrisoft, LLC, a telecommunications service provider to correctional/government agencies based in Lexington, Kentucky.

Slatery also serves as a director of Tecton Group, LLC, a ketone-based performance drink company based in Memphis, Tennessee. He is also a director and former Chairman of St George’s Independent School in Collierville, Tennessee where he led the expansion of St George’s from a K-6 elementary school to a multi-campus K-12 school.

Slatery served as Vice President and was a principal at NewSouth Capital Management in Memphis, Tennessee, from 1985-2005. He is the former Chairman of Value Financial Services, Inc., a multi-unit financial services firm catering to the unbanked. Value Financial was sold to EZ Corp, a publicly traded company, in 2006. Mr Slatery is also the former Chairman of US Agencies, Inc, a personal lines property and casualty insurer focused on non-standard automobile insurance which was sold in 2007. He served as Chairman of Equity Bank SSB which was purchased by Triumph Bancorp, a publicly traded bank in Dallas, Texas.

Slatery holds a bachelors of arts degree from Wake Forest University and a masters in business administration in finance from the University of Tennessee. Slatery is a CFA charterholder.

William V. Thompson III

William V. Thompson III, our Treasurer, Secretary and Chief Financial Officer, has over 20 years of experience in capital management, insurance operations, and private investments. Thompson is the President and Chief Compliance Officer of NFC Investments, LLC, a Registered Investment Advisor based in Memphis, Tennessee. Thompson is also the Executive Vice President of WT Holdings, Inc, a privately-owned insurance holding company based in Memphis, Tennessee.

Thompson is the President of NFC Arizona Renewables, LLC, a renewable energy company based in Memphis, Tennessee, with dairy renewable natural gas operations in Arizona.

Thompson currently serves as a director of the following companies:

•	WT Holdings, Inc.;

•
Stillwater Insurance Company/Stillwater Property & Casualty Company, a 50-state personal lines property and casualty insurance company focused on home and automobile underwriting based in Jacksonville, Florida;

•	Tri-State Consumer Insurance Company, a New York personal lines property and casualty insurance company focused on home and automobile underwriting based in Jericho, New York;

•	ProAlliance Corporation, a surety insurance company focused on landfill reclamation and waste disposal surety based in Cleveland, Ohio;

•	WBL Corp, which controls National Fire and Casualty, Co, a municipal insurance company based in Bloomington, Illinois;

•	Corrisoft, LLC, a telecommunications service provider to correctional/government agencies based in Lexington, Kentucky.

Thompson serves as a director of the Memphis/Shelby County Sports Authority and Memphis University School. He is a founder and board member of Slingshot Memphis.

Table  of Contents
Thompson served as Vice President at NewSouth Capital Management in Memphis, Tennessee from 2000-2006. He also served as Audit Committee Chair of the board of Equity Bank SSB which was purchased by Triumph Bancorp, a publicly traded bank in Dallas, Texas.

Thompson holds a bachelors of science degree from the McIntire School of Commerce at the University of Virginia. Thompson is a CFA charterholder.

Anderee Berengian

Anderee Berengian, our Vice President, is Chairman and Chief Executive Officer of Cie Digital, a Los Angeles-based venture studio which has helped to create and scale companies in a variety of industries such as gaming, ad tech, logistics, E-commerce, and fin tech. Berengian also serves as a strategic advisor to a number of private equity firms focused on enhancing the digital capabilities of portfolio companies. Berengian served on the boards of StyleHaul (acquired by RTL Group (RRTL)), Petco (IPO: WOOF), Titan (acquired by LINQ), ASAP Tire (acquired by TireRack), and others.

Our Board of Directors

Our Board of Directors is comprised of Brad Martin, Charles Slatery, Mark Edmunds, Willie Gregory, and Leslie Starr Keating.

Mark Edmunds is a recently retired senior partner and Vice Chairman at Deloitte. He served as a director for Chesapeake Energy Corporation from August 2018 to February 2021, among numerous other professional and civic affiliations. Edmunds holds a B.B.A from The University of Texas at Austin and is a Certified Public Accountant and member of the AICPA and the Texas CPA Society.

Willie Gregory is currently the Director of Global Community Investment for NIKE, Inc. He is the current Board Chair for the Greater Memphis Chamber. Gregory graduated from Mississippi Valley State University and The University of Memphis.

Leslie Starr Keating is a recently retired EVP of Supply Strategy and Transformation for Advance Auto Parts. Prior to joining Advance, Keating served 31 years at PepsiCo, most recently as SVP Supply Chain. She has served as a director for SunOpta, Inc. since July 2019 and served as a director for Chesapeake Energy Corporation from September 2017 to February 2021. Keating holds a B.S. from Virginia Polytechnic Institute and State University and an M.B.A. from Georgia State University.

Business Strategy

Our business strategy is to identify, acquire, and complete our initial Business Combination with a company in order to further accelerate the growth of that company in the public markets. The target company can benefit from the managerial and operational experience of our management team, additional capital, and access to public securities markets. Our acquisition process will leverage our management team’s vast network of business and personal contacts, ranging from owners of private companies, directors of private and public companies, private equity and venture capital funds, investment banking relationships, commercial bank and lending relationships, attorneys, accountants, and personal friendships. Over the course of their careers, our management team has developed a broad network of diverse contacts that we believe will serve as a useful sources of acquisition opportunities. We plan to utilize the network and industry experience of our management team in seeking an initial Business Combination and employing our business combination strategy.

We anticipate that these various networks will provide our management team with a number of potential transaction candidates. Additionally, we anticipate numerous candidates will be brought to our attention from various unaffiliated sources such as private equity/venture capital firms and the broader investment banking community. Upon completion of our public offering, our management team has proactively communicated with its network of relationships our desire to identify potential target companies that complement our competitive strengths and fall withing our general investment criteria.

We may pursue an initial Business Combination in any business or industry but expect to focus on a target in an industry where we believe our management team and founder’s expertise will provide us with a competitive advantage. Given the experience and network of our management team, we may decide to focus on consumer-focused enterprises, including e-commerce, on the renewables and energy services sector, and/or on the insurance and financial services sector.

Table  of Contents
Consumer-Focused Enterprises, including E-Commerce

We believe the market opportunity for consumer-focused enterprises, including e-commerce, is poised for continued growth through 2030, despite record growth experienced through the last two decades and the acceleration of this growth due to the COVID-19 pandemic. In the fourth quarter of 2020, personal consumption expenditures accounted for nearly 70% of total U.S. Gross Domestic Product.

Growth and strategic opportunities span the following industries:

•	Vertical e-commerce;

•	Promotions and experiences; and

•	Other markets, including but not limited to, the e-commerce enablement software and diversified e-commerce markets.

E-commerce end-markets are driving significant disruption while experiencing the emergence of a wide variety of secular trends, including:

•	An increase in retail penetration and importance of e-commerce to traditional brick and mortar retailers;

•	Improved customer comfort with transacting online, resulting in higher average order value and increased order frequency;

•	A shift to omnichannel retail;

•	A proliferation of direct-to-consumer brands that come to market quickly;

•	An increase in the use of augmented and virtual reality in the shopping experience;

•	A shift to product subscription models; and

•	A large portion of value-conscious customers who are still underserved.

Global supply chains have been disrupted by the ongoing COVID-19 pandemic, which has accelerated the shift to e-commerce. We expect this trend will continue after a recovery from the COVID-19 pandemic.

Renewables and Energy Services

We believe the energy and power sectors face unprecedented challenges in the coming years. With the backdrop of historic environmental challenges and sweeping industry structural change, the world’s demand for the reliable supply of energy continues to expand. While much of the existing energy and power infrastructure is aging, industry participants must keep up with the need for additional capacity, increased reliability, improved power/fuel quality, and lower environmental impact. We intend to focus our search for a target business in the energy technology arena targeting industries that require sustainable and innovative solutions to decarbonize in order to meet critical emission reduction objectives, including in the renewable energy, energy storage, mobility, advanced fuels, and carbon mitigation sectors. We believe that the next ten years will be a period of significant transformation in the energy industry as cultural preferences and regulatory edicts drive decarbonization and sustainability goals. Two ramifications of these trends will be (1) a continuing shift away from carbon intensive forms of electricity generation towards more renewable, carbon neutral generation capacity and (2) increased demand for electricity due to electrification of transportation, HVAC and other energy end uses. These trends will have potentially destabilizing impacts on the current transmission and distribution of electricity, a system which was set up to deliver dispatchable power. The anticipated increased burden and complexity of the distribution system will continue to generate significant opportunity for enhanced management of energy transportation and distribution systems to more effectively and responsibly meet demand. We believe that these challenges and dislocations will create attractive investment opportunities that we will look to take advantage of.

Within the energy industry, we intend to focus our efforts on the following segments:

•
Renewables: As sustained structural shifts in U.S. power generation continue, solar, wind, hydro, geothermal and biofuels have attracted significant investment from many investors and operators. Continued growth in renewables and the equipment and technology providers enabling more efficient energy production, transportation and end-use applications is expected to incubate an attractive set of investment opportunities; and

Table  of Contents
•
Energy Services Businesses: Services to the energy industry, such as energy transportation and logistics, and specialized services such as geophysical, completion services, drilling fluids, rentals, artificial lift, environmental services, specialty chemicals, seismic and water handling services.

Insurance and Financial Services

Our large network of senior executives and presence across the banking and financial services sectors affords us leverageable insight into the strategic objectives and challenges the industry’s business leaders face, as well as the companies providing innovative technology solutions and services in response. This differentiated perspective has helped shape our investment themes, which are focused on two areas:

•
Insurance Technology and Insurance Services: business models with unique products and/or customer acquisition strategies, including but not limited to business with specialized product design focused on regulatory capital arbitrage, with rollup opportunities among niche brokerage and agencies; and

•
Financial Services: companies with durable business models, including service providers and technology companies that benefit from regulatory changes or systemic shifts in consumer or commercial preferences.

Competitive Strengths

Management possesses a strong set of business strengths that uniquely positions them to successfully identify and acquire a target company. These capabilities are more particularly described below:

•
Significant experience. Our principals have broad and deep business and investing experience which includes extensive investing in public and private equity, leading large businesses and serving on multiple public and private company boards.

•
Deep relationships. Management has a wide network of contacts ranging from large family-owned businesses to private equity firms as well as relationships with a myriad of directors and CEOs of successful public companies.

•
Thorough due diligence. Management has substantial experience in managing a due diligence process that emphasizes identifying strengths, weaknesses, opportunities and threats as well as determining the appropriate valuation.

•
Skilled execution. Management has significant experience in sophisticated transaction construction that optimizes the capital structure of the business in order to achieve desired operating performance.

Acquisition Criteria

As discussed above, we believe our management team’s extensive network and detailed understanding of the mechanics of a variety of industries will enable both flexible identification and a thorough vetting of target businesses. We will look to identify businesses with the following characteristics; this list is not exhaustive and target companies may include all, some, or none of these criteria:

•	Growth potential. Are well-positioned for top line and margin growth achieved both organically as well as from potential strategic acquisitions.

•	Competitive advantage. Possess a solid market share in their industry and continually focus on strengthening their competitive advantages.

Table  of Contents
•	Strong Management Teams. Have a set of capable, experienced and ethical managers.

•
Commitment to maximizing shareholder value as a publicly traded company. Have a clearly articulated strategy, effective operations, a strong culture, and a commitment to maximizing value while operating a strong governance framework.

We believe our management team has the skills and experience to identify, evaluate and consummate a business combination and is positioned to assist businesses we acquire. However, our management team’s network of contacts, and its investing and operating experience, do not guarantee a successful initial Business Combination. The members of our management team are not required to devote any significant amount of time to our business and are involved with other businesses. We cannot guarantee that our current officers and directors will continue in their respective roles, or in any other role, after our initial Business Combination, and their expertise may only be of benefit to us until we complete our initial Business Combination. Past performance by our management team is not a guarantee of success with respect to any business combination we may consummate.

Initial Business Combination

Nasdaq rules require that we must complete one or more business combinations having an aggregate fair market value of at least 80% of the value of the assets held in the trust account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the trust account) at the time of our signing a definitive agreement in connection with our initial Business Combination. Our board of directors will make the determination as to the fair market value of our initial Business Combination. If our board of directors is not able to independently determine the fair market value of our initial Business Combination, we will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions with respect to the satisfaction of such criteria. While we consider it unlikely that our board of directors will not be able to make an independent determination of the fair market value of our initial Business Combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of a target’s assets or prospects.

We anticipate structuring our initial Business Combination either (i) in such a way so that the post-transaction company in which our public stockholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses, or (ii) in such a way so that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders, or for other reasons. However, we will only complete an initial Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended, or the “Investment Company Act”. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the initial Business Combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the initial Business Combination. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial Business Combination could own less than a majority of our outstanding shares subsequent to our initial Business Combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be taken into account for purposes of Nasdaq’s 80% fair market value test. If the initial Business Combination involves more than one target business, the 80% fair market value test will be based on the aggregate value of all of the transactions and we will treat the target businesses together as the initial Business Combination for purposes of a tender offer or for seeking stockholder approval, as applicable.

In addition to any potential business candidates we may identify on our own, we anticipate that other target business candidates will be brought to our attention from various unaffiliated sources, including investment market participants, private equity funds and large business enterprises seeking to divest non-core assets or divisions.

Table  of Contents
In evaluating a prospective target business, we expect to conduct an extensive due diligence review which will encompass, as applicable and among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, and a review of financial and other information about the target and its industry.

Redemption Rights for Public Stockholders upon Completion of our initial Business Combination

In identifying, evaluating and selecting a target business for our initial Business Combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, public companies and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public stockholders who exercise their redemption rights may reduce the resources available to us for our initial Business Combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial Business Combination.

We will provide our stockholders with the opportunity to redeem their shares of Class A common stock upon the consummation of our initial Business Combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including any amounts representing deferred underwriting commissions and interest earned on the trust account not previously released to us, divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the trust account initially will be $10.00 per public share. There will be no redemption rights upon the consummation of our initial Business Combination with respect to our warrants. The initial holders, and our officers and directors have agreed to waive their redemption rights with respect to their founder shares, (i) in connection with the consummation of a business combination, (ii) in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial Business Combination within 18 months from the completion of our public offering and (iii) if we fail to consummate a business combination within 18 months from the completion of our public offering or if we liquidate prior to the expiration of the 18-month period. The initial holders and our directors and officers have also agreed to waive their redemption rights with respect to public shares in connection with the consummation of a business combination and in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial Business Combination within the 18-month period. However, the initial holders, our officers and directors will be entitled to redemption rights with respect to any public shares held by them if we fail to consummate a business combination or liquidate within the 18-month period. The anchor investors will not be entitled to redemption rights with respect to any founder shares held by them, in connection with the completion of our business combination.

Limitations on Redemptions

Our amended and restated certificate of incorporation provides that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we are not subject to the SEC’s “penny stock” rules). However, the proposed business combination may require: (i) cash consideration to be paid to the target or its owners, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed business combination. In the event the aggregate cash consideration we would be required to pay for all Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, and all Class A common stock submitted for redemption will be returned to the holders thereof.

Table  of Contents
Manner of Conducting Redemptions

We will provide our stockholders with the opportunity to redeem all or a portion of their public shares upon the completion of our initial Business Combination either in connection with a stockholder meeting called to approve the business combination or by means of a tender offer. The decision as to whether we will seek stockholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek stockholder approval under the law or stock exchange listing requirement.

We currently intend to conduct redemptions pursuant to a stockholder vote unless stockholder approval is not required by applicable law or stock exchange listing requirement and we choose to conduct redemptions pursuant to the tender offer rules of the SEC for business or other reasons.

If a stockholder vote is not required and we do not decide to hold a stockholder vote for business or other reasons, we will, pursuant to our amended and restated certificate of incorporation:

•	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers; and

•
file tender offer documents with the SEC prior to completing our initial Business Combination which contain substantially the same financial and other information about the initial Business Combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

Upon the public announcement of our initial Business Combination, if we elect to conduct redemptions pursuant to the tender offer rules, we and our sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase shares of our Class A common stock in the open market, in order to comply with Rule 14e-5 under the Exchange Act.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial Business Combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public stockholders not tendering more than a specified number of public shares, which number will be based on the requirement that we may not redeem public shares in an amount that would cause our net tangible assets, after payment of the deferred underwriting commissions, to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules), or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial Business Combination. If public stockholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete such initial Business Combination.

If, however, stockholder approval of the transaction is required by applicable law or stock exchange listing requirement, or we decide to obtain stockholder approval for business or other reasons, we will:

•
conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules; and

•	file proxy materials with the SEC.

We expect that a final proxy statement would be mailed to public stockholders at least 10 days prior to the stockholder vote. However, we expect that a draft proxy statement would be made available to such stockholders well in advance of such time, providing additional notice of redemption if we conduct redemptions in conjunction with a proxy solicitation. Although we are not required to do so, we currently intend to comply with the substantive and procedural requirements of Regulation 14A in connection with any stockholder vote even if we are not able to maintain our Nasdaq listing or Exchange Act registration.

If we seek stockholder approval, we will complete our initial Business Combination only if a majority of the outstanding shares of common stock voted are voted in favor of the business combination. A quorum for such meeting will consist of the holders present in person or by proxy of shares of outstanding capital stock of the company representing a majority of the voting power of all outstanding shares of capital stock of the company entitled to vote at such meeting. Our initial stockholders, officers and directors will count towards this quorum and have agreed to vote any founder shares and any public shares held by them, and the anchor investors have agreed to vote any founder shares held by them, in favor of our initial Business Combination. We expect that at the time of any stockholder vote relating to our initial Business Combination, our initial stockholders and their permitted transferees will own at least 25.0% of our outstanding shares of common stock entitled to vote thereon (excluding the shares underlying the private placement warrants). As a result, in addition to our initial stockholders’ founder shares, we would need 9,375,001, or 37.5%, of the 25,000,000 public shares sold in our public offering to be voted in favor of a transaction (assuming all issued and outstanding shares are voted and the option to purchase additional units is not exercised) in order to have such initial Business Combination approved. These quorum and voting thresholds, and the voting agreements of our initial stockholders and anchor investors, may make it more likely that we will consummate our initial Business Combination. Each public stockholder may elect to redeem its public shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction.

Table  of Contents
Our amended and restated certificate of incorporation provides that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon consummation of our initial Business Combination and, in any event, the terms of the proposed business combination may require our net tangible assets to be greater than $5,000,001. For example, the proposed business combination may require: (i) cash consideration to be paid to the target or members of its management team, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the allocation of cash to satisfy other conditions in accordance with the terms of the proposed business combination. If the aggregate cash consideration we would be required to pay for all shares of Class A common stock that are validly tendered plus the amount of any cash payments required pursuant to the terms of the proposed business combination exceeds the aggregate amount of cash available to us, taking into consideration the requirement that we maintain net tangible assets of at least $5,000,001 or such greater amount depending on the terms of our potential business combination, we will not consummate the business combination and any shares of common stock tendered pursuant to the tender offer will be returned to the holders thereof following the expiration of the tender offer.

Limitation on Redemption upon Completion of Our initial Business Combination If We Seek Stockholder Approval

Notwithstanding the foregoing redemption rights, if we seek stockholder approval of our initial Business Combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to an aggregate of 20.0% or more of the shares sold in our public offering without our prior consent. We believe the restriction described above will discourage stockholders from accumulating large blocks of shares and subsequent attempts by such holders to use their ability to redeem their shares as a means to force us or our sponsor or its affiliates to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public stockholder holding more than an aggregate of 20.0% of the shares sold in our public offering could threaten to exercise its redemption rights against a business combination if such holder’s shares are not purchased by us or our sponsor or its affiliates at a premium to the then-current market price or on other undesirable terms. By limiting our stockholders’ ability to redeem to no more than 20.0% of the shares sold in our public offering, we believe we will limit the ability of a small group of stockholders to unreasonably attempt to block our ability to complete our initial Business Combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash.

However, we would not be restricting our stockholders’ ability to vote all of their shares (including all shares held by those stockholders that hold more than 20.0% of the shares sold in our public offering) for or against our initial Business Combination.

Tendering Stock Certificates in Connection with a Tender Offer or Redemption Rights

We may require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the tender offer documents mailed to such holders, or up to two business days prior to the vote on the proposal to approve our initial Business Combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically using The Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option, rather than simply voting against the initial Business Combination. The tender offer or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our initial Business Combination will indicate whether we are requiring public stockholders to satisfy such delivery requirements, which will include the requirement that any beneficial owner on whose behalf a redemption right is being exercised must identify itself in order to validly redeem its shares.

Table  of Contents
There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker $45.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

The foregoing is different from the procedures used by many blank check companies. In order to perfect redemption rights in connection with their business combinations, many blank check companies would distribute proxy materials for the stockholders’ vote on an initial Business Combination, and a holder could simply vote against a proposed business combination and check a box on the proxy card indicating such holder was seeking to exercise his redemption rights. After the business combination was approved, the company would contact such stockholder to arrange for him to deliver his certificate to verify ownership. As a result, the stockholder then had an “option window” after the consummation of the business combination during which he could monitor the price of the company’s stock in the market. If the price rose above the redemption price, he could sell his shares in the open market before actually delivering his shares to the company for cancellation. As a result, the redemption rights, to which stockholders were aware they needed to commit before the stockholder meeting, would become “option” rights surviving past the consummation of the business combination until the redeeming holder delivered its certificate. The requirement for physical or electronic delivery prior to the meeting ensures that a redeeming holder’s election to redeem is irrevocable once the business combination is approved.

Any request to redeem such shares, once made, may be withdrawn at any time up to the date set forth in the tender offer materials or the date of the stockholder meeting set forth in our proxy materials, as applicable. Furthermore, if a holder of a public share delivers its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of a business combination.

If the initial Business Combination is not approved or completed for any reason, then our public stockholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

If our initial proposed business combination is not consummated, we may continue to try to consummate a business combination with a different target until 18 months from the completion of our public offering.

Redemption of Public Shares and Liquidation if no initial Business Combination

Our sponsor, officers and directors have agreed that we have only 18 months from the completion of our public offering to consummate our initial Business Combination. If we are unable to consummate our initial Business Combination within the 18-month period, we will distribute the aggregate amount then on deposit in the trust account, pro rata to our public shareholders by way of redemption and cease all operations except for the purposes of winding up our affairs. If we have not consummated a business combination within 18 months from the completion of our public offering, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem all public shares then outstanding at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including any amounts representing interest earned on the trust account not previously released to us to pay our franchise and income taxes and up to $100,000 to pay dissolution expenses, divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial Business Combination within such completion window.

Table  of Contents
The initial holders, our officers and directors have agreed to waive their redemption rights with respect to their founder shares, (i) in connection with the consummation of a business combination, (ii) in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial Business Combination within 18 months from the completion of our public offering and (iii) if we fail to consummate a business combination within 18 months from the completion of our public offering or if we liquidate prior to the expiration of the 18-month period. The initial holders and our officers and directors have also agreed to waive their redemption rights with respect to public shares in connection with the consummation of a business combination and in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial Business Combination within the 18-month period. However, the initial holders and our officers and directors will be entitled to redemption rights with respect to any public shares held by them if we fail to consummate a business combination within the 18-month period.

The underwriters have agreed to waive their rights to deferred underwriting commissions held in the trust account if we do not consummate a business combination and subsequently liquidate and, in such event, the deferred underwriting commissions held in the trust account will be available to fund the redemption of our public shares.

Our initial stockholders, executive officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation that would affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial Business Combination within 18 months from the completion of our public offering unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes, divided by the number of then outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we are not subject to the SEC’s “penny stock” rules).

We will pay the costs of any liquidation from the net proceeds from our public offering and the private placement held out of trust, and up to $100,000 of the interest income on the trust account (net of any taxes payable) which may be released to us, and the balance of loans from our sponsor, members of our management team or any of their respective affiliates or other third parties for working capital purposes and to pay expenses to identify an acquisition target and consummate initial Business Combination, although we cannot assure you that there will be sufficient funds for such purposes. If such funds are insufficient, our sponsor has agreed to pay the balance of liquidation expenses and has agreed not to seek repayment for such amounts.

The proceeds deposited in the trust account could become subject to the claims of our creditors which would have higher priority than the claims of our public stockholders. We cannot assure you that the actual per-share redemption amount received by stockholders will not be less than the $10.00 per public share initially on deposit in the trust account. Under Section 281(b) of the DGCL, our plan of dissolution must provide for all claims against us to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets. These claims must be paid or provided for before we make any distribution of our remaining assets to our stockholders. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Table  of Contents
Although we will seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. If we do not obtain a waiver from a third party, we will obtain the written consent of our sponsor before our entering into an agreement with such third party. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver and where our sponsor executes a written consent. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. In order to protect the amounts held in the trust account, pursuant to a written agreement, our sponsor has agreed that he will be liable to us if and to the extent any claims by a vendor for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a definitive transaction agreement, reduce the amounts in the trust account to below $10.00 per share, except as to any claims by a third party who executed a waiver of rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of our public offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third party claims. We cannot assure you, however, that our sponsor will be able to satisfy those obligations.

If the proceeds in the trust account are reduced below $10.00 per public share and our sponsor asserts that it is unable to satisfy any applicable obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in a particular instance. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be less than $10.00 per public share.

We will have access to the net proceeds from our public offering and the private placement held out of trust, any amounts representing interest earned on the trust account, less any interest released to us to pay our franchise and income taxes and up to $100,000 to pay dissolution expenses with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation). If we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our trust account could be liable for claims made by creditors.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares if we do not consummate our initial Business Combination within 18 months from the completion of our public offering may be considered a liquidation distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not consummate our initial Business Combination within 18 months from the completion of our public offering is not considered a liquidation distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidation distribution. If we have not consummated a business combination within 18 months from the completion of our public offering, or earlier at the discretion of our board, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem all public shares then outstanding at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including any amounts representing interest earned on the trust account, less any interest released to us to pay our franchise and income taxes and up to $100,000 to pay dissolution expenses, divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following our 18th month and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

Table  of Contents
Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent 10 years. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. As described above, pursuant to the obligation contained in our underwriting agreement, we will seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account.

As a result of this obligation and our Sponsor’s indemnification of the trust account against certain claims as previously described in this section, we believe that the claims that could be made against us will be significantly limited and that the likelihood that any claim that would result in any liability extending to the trust account is remote. Further, our Sponsor may be liable only to the extent necessary to ensure that the amounts in the trust account are not reduced below $10.00 per public share, and will not be liable as to any claims under our indemnity of the underwriters of our public offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, our Sponsor will not be responsible to the extent of any liability for such third-party claims.

If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return $10.00 per share to our public stockholders. Additionally, if we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. Furthermore, our board may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors.

We cannot assure you that claims will not be brought against us for these reasons.

Our public stockholders will be entitled to receive funds from the trust account only (i) in the event of the redemption of our public shares if we do not consummate a business combination within 18 months from the completion of our public offering, (ii) in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial Business Combination within 18 months from the completion of our public offering or (iii) if they redeem their respective shares for cash upon the consummation of the initial Business Combination. Also, our management may cease to pursue a business combination prior to the expiration of the 18-month period (our board of directors may determine to liquidate the trust account prior to such expiration if it determines, in its business judgment, that it is improbable within the remaining time to identify an attractive business combination or satisfy regulatory and other business and legal requirements to consummate a business combination). In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account. In the event we seek stockholder approval in connection with our initial Business Combination, a stockholder’s voting in connection with the business combination alone will not result in a stockholder’s redeeming its shares for an applicable pro rata share of the trust account. Such stockholder must have also exercised its redemption rights described above.

Table  of Contents
Competition

In identifying, evaluating and selecting a target business for a business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash to our public stockholders who exercise their redemption rights may reduce the resources available to us for an initial Business Combination. In addition, the number of our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial Business Combination.

Employees

We currently have three (3) executive officers. These individuals are not obligated to devote any specific number of hours to our affairs but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial Business Combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial Business Combination and the stage of the business combination process we are in. We do not intend to have any full time employees prior to the consummation of our initial Business Combination.

Legal Proceedings

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such, and we and the members of our management team have not been subject to any such proceeding in the 12 months preceding the date of this Report.

Periodic Reporting and Financial Information

Our units, Class A common stock and warrants are registered under the Exchange Act, and we have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, this Report contains financial statements audited and reported on by our independent registered public accountants.

We will provide stockholders with audited financial statements of the prospective target business as part of the tender offer materials or proxy solicitation materials sent to stockholders to assist them in assessing the target business. In all likelihood, these financial statements will need to be prepared in accordance with GAAP. We cannot assure you that any particular target business identified by us as a potential acquisition candidate will have financial statements prepared in accordance with GAAP or that the potential target business will be able to prepare its financial statements in accordance with GAAP. To the extent that this requirement cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential acquisition candidates, we do not believe that this limitation will be material.

We are required to evaluate our internal control procedures for the fiscal year ended December 31, 2021 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such Business Combination. We have filed a Registration Statement on Form 8-A with the SEC to voluntarily register our securities under Section 12 of the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial Business Combination.

Table  of Contents
We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our public offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. References herein to “emerging growth company” shall have the meaning associated with it in the JOBS Act.

Item 1A.	Risk Factors.

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below and all of the other information set forth in this Report before deciding to invest in our units. If any of the events or developments described below occur, our business, financial condition or results of operations could be adversely affected. In that case, the trading price of our securities could decline, and you could lose all or part of your investment.

Risk Factor Summary

Our business is subject to numerous risks and uncertainties, including those highlighted in the section titled “Risk Factors” immediately following this Report. These risks include, but are not limited to, risks associated with:

•	being a newly incorporated company with no operating history and no revenues;

•	our ability to complete our initial Business Combination, including risks arising from the uncertainty resulting from the COVID-19 pandemic;

•	our public shareholders’ ability to exercise redemption rights;

•	the requirement that we complete our initial Business Combination within the prescribed time frame;

•	the possibility that Nasdaq may delist our securities from trading on its exchange;

•	being declared an investment company under the Investment Company Act;

•	complying with changing laws and regulations;

•	our ability to select an appropriate target business or businesses;

•	the performance of the prospective target business or businesses;

•	the pool of prospective target businesses available to us and the ability of our officers and directors to generate a number of potential business combination opportunities;

•	the issuance of additional Class A common stock in connection with a business combination that may dilute the interest of our shareholders;

Table  of Contents
•	the incentives to our sponsor, officers and directors to complete a business combination to avoid losing their entire investment in us if our initial Business Combination is not completed;

•	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial Business Combination;

•	Riverview Sponsor Partners, LLC and its affiliates manage a number of funds, separate accounts and other investment vehicles that may compete with us for business combination opportunities;

•	our success in retaining or recruiting, or making changes required in, our officers, key employees or directors following our initial Business Combination;

•	our ability to obtain additional financing to complete our initial Business Combination;

•	our ability to amend the terms of warrants in a manner that may be adverse to the holders of public warrants;

•	our ability to redeem your unexpired warrants prior to their exercise; and

•	our public securities’ potential liquidity and trading.

Concentration of ownership among our sponsor and the anchor investors may prevent other investors from influencing significant corporate decisions or adversely affect the trading price of our common shares.

Our sponsor and the anchor investors own collectively substantially all of our outstanding shares of common stock. As a result, these shareholders could have substantial control over us and be able to exercise significant influence over all matters requiring shareholder approval (although we have no knowledge of any affiliation or other agreement or arrangement, as to voting of our securities or otherwise, among any such persons). For example, if the anchor investors continue to hold the full amount of shares included in the units purchased at the public offering and vote such shares in favor of our initial Business Combination (although they are not contractually obligated to, their interest in our founder shares directly or in the sponsor may provide an incentive for them to do so), we would not need any additional public shares sold in our public offering to be voted in favor of our initial Business Combination to have our initial Business Combination approved. This potential concentration of influence could be disadvantageous to other shareholders with interests different from those of our sponsor and the anchor investors. In addition, this potential significant concentration of share ownership may adversely affect the trading price of our common shares because investors often perceive disadvantages in owning shares in companies with principal shareholders and might make it more difficult to complete a business combination with targets that would prefer to enter into a transaction with a SPAC with less concentrated ownership.

Potential participation in our public offering by the anchor investors could reduce the public float for our shares.

Given that the anchor investors purchased all of the units for which they expressed an interest at our public offering, such purchases reduced the available public float for our securities. Any such reduction in our available public float may consequently reduce the trading volume, volatility and liquidity of our securities relative to what they would have been had such units been purchased by other public investors.

Table  of Contents
Since the anchor investors have an indirect beneficial interest in founder shares held by the sponsor, a conflict of interest may arise in determining whether a particular target business is appropriate for our initial Business Combination.

The anchor investors also are members of our sponsor with an indirect beneficial interest in the founder shares held by our sponsor, and paid only a nominal amount for that indirect beneficial interest. The anchor investors, through their interests in the sponsor, share in any appreciation in the value of the founder shares above that nominal amount, provided that we successfully complete a business combination. Moreover, the anchor investors acquired all of the units in our public offering for which they expressed an interest for a purchase price of $10.00 per unit and acquired an interest in all of the 1,250,000 founder shares that they were expected to agree to purchase for a price of $0.004 per share. Assuming each warrant has no value and without taking into account any liquidity discount on the founder shares, the anchor investors paid an effective price of $9.52 per share of common stock acquired, as compared to the $10.00 per share paid by the other public stockholders in our public offering. As a result of their indirect beneficial interest in the founder shares, the anchor investors may have an incentive to vote any public shares they own in favor of a business combination, and, if a business combination is approved, they may make a substantial profit on such interest, even if the business combination is with a target that ultimately declines in value and is not profitable for other public stockholders. Moreover, if the anchor investors retain all of their interests in our public shares and vote those public shares in favor of a business combination, we will receive sufficient votes to approve the business combination, regardless of how any other stockholder votes their shares. You should consider the anchor investors’ financial incentive to complete an initial Business Combination when evaluating whether to invest and/or redeem your shares prior to or in connection with an initial Business Combination.

We are a newly formed company with no operating history and no revenue and, accordingly, you have no basis on which to evaluate our ability to achieve our business objective.

We are a newly formed company with no operating history and no revenue. We will not commence operations until we consummate our initial Business Combination. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of acquiring one or more operating businesses. We have no plans, arrangements or understandings with any prospective target business concerning a business combination and may be unable to complete a business combination. If we fail to complete a business combination, we will never generate any operating revenues.

Our public stockholders may not be afforded an opportunity to vote on our proposed business combination, unless such vote is required by law or Nasdaq, which means we may consummate our initial Business Combination even though a majority of our public stockholders do not support such a combination.

We may not hold a stockholder vote to approve our initial Business Combination unless the business combination would require stockholder approval under applicable state law or the rules of Nasdaq or if we decide to hold a stockholder vote for business or other reasons. For example, Nasdaq rules currently allow us to engage in a tender offer in lieu of a stockholder meeting but would still require us to obtain stockholder approval if we were seeking to issue more than 20% of our outstanding shares to a target business as consideration in any business combination. Therefore, if we structure a business combination that requires us to issue more than 20% of our outstanding shares, we would seek stockholder approval of such business combination. However, except as required by law, the decision as to whether we will seek stockholder approval of a proposed business combination will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. Accordingly, we may consummate our initial Business Combination even if holders of a majority of the outstanding shares of our common stock do not approve of the business combination we consummate.

If we seek stockholder approval of our initial Business Combination, our sponsor, directors and officers have agreed to vote in favor of such initial Business Combination, and the anchor investors have agreed to vote any founder shares held by them in favor of such initial Business Combination, regardless of how our public stockholders vote.

Our sponsor, officers and directors have agreed to vote their founder shares and public shares they hold in favor of our initial Business Combination. Holders of founder shares own 20.0% of our common stock after our public offering. Accordingly, if we seek stockholder approval of our initial Business Combination, it is more likely that the necessary stockholder approval will be received than would be the case if holders of founder shares agreed to vote their founder shares and public shares in accordance with the majority of the votes cast by our public stockholders.

Your ability to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash, unless we seek stockholder approval of the business combination.

At the time of your investment in us, you will not be provided with an opportunity to evaluate the specific merits or risks of any target businesses. Since our board of directors may consummate a business combination without seeking stockholder approval, public stockholders may not have the right to vote on the business combination unless we seek such stockholder vote. Accordingly, your ability to affect the investment decision regarding a potential business combination may be limited to exercising your redemption rights with respect to a proposed business combination.

Table  of Contents
The ability of our public stockholders to redeem their shares for cash may make us unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

We may enter into a transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. Our amended and restated certificate of incorporation requires us to provide all of our stockholders with an opportunity to redeem all of their shares in connection with the consummation of any initial Business Combination, although our sponsor, directors and officers and each holder of private placement warrants has agreed to waive his, her or its respective redemption rights with respect to founder shares, and in the case of the initial holders, public shares held by him, her or it in connection with the consummation of our initial Business Combination. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than the amount necessary to satisfy a closing condition as described above, or less than the $5,000,001 minimum of tangible net assets which we are required to maintain, we would not proceed with such redemption and the related business combination. Prospective targets would be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.

The ability of our stockholders to exercise redemption rights may not allow us to consummate the most desirable business combination or optimize our capital structure.

In connection with the consummation of our business combination, we may redeem up to that number of shares of common stock that would permit us to maintain net tangible assets of $5,000,001 upon consummation of our initial Business Combination. However, we may be required to maintain significantly larger amounts of cash depending upon the terms of the business combination. Accordingly, we may need to arrange third party financing to help fund our business combination in case a larger percentage of stockholders exercise their redemption rights than we expect. Raising additional funds to cover any shortfall may involve dilutive equity financing or incurring indebtedness at higher than desirable levels. This may limit our ability to effectuate the most attractive business combination available to us.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial Business Combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your stock.

If our initial Business Combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial Business Combination would be unsuccessful increases. If our initial Business Combination is unsuccessful, you would not receive your pro rata portion of the trust account until we liquidate the trust account. If you are in need of immediate liquidity, you could attempt to sell your stock in the open market; however, at such time our stock may trade at a discount to the pro rata amount per share in the trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your stock in the open market.

The requirement that we maintain a minimum net worth or retain a certain amount of cash could increase the probability that we will be unable to complete a proposed business combination and that you would have to wait for liquidation in order to redeem your stock.

If, pursuant to the terms of our proposed business combination, we are required to maintain a minimum net worth or retain a certain amount of cash in trust in order to consummate the business combination, the ability of our public shareholders to cause us to redeem their shares in connection with such proposed transaction will increase the risk that we will not meet that condition and, accordingly, that we will not be able to complete the proposed transaction. If we do not complete a proposed business combination, you would not receive your pro rata portion of the trust account until we liquidate or you are able to sell your stock in the open market. If you were to attempt to sell your stock in the open market at that time, the price you receive could represent a discount to the pro rata amount in our trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate.

Table  of Contents
The requirement that we complete a business combination within 18 months from the completion of our public offering may give potential target businesses leverage over us in negotiating a business combination and may decrease our ability to conduct due diligence on potential business combination targets as we approach our dissolution deadline, which could undermine our ability to consummate a business combination on terms that would produce value for our stockholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must consummate a business combination within 18 months from the completion of our public offering. Consequently, such target businesses may obtain leverage over us in negotiating a business combination, knowing that if we do not complete a business combination with it, we may be unable to identify another target business and complete a business combination with any target business. This risk will increase as we get closer to the end of the 18-month period. Depending upon when we identify a potential target business, we may have only a limited time to conduct due diligence and may enter into a business combination on terms that we might have rejected upon a more comprehensive investigation.

We may not be able to consummate a business combination within 18 months from the completion of our public offering, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

We must complete our initial Business Combination within 18 months from the completion of our public offering. We may not be able to find a suitable target business and consummate an initial Business Combination within 18 months after the closing of our public offering. Our ability to complete our initial Business Combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. For example, the outbreak of COVID-19 continues to grow both in the U.S. and globally and, while the extent of the impact of the outbreak on us will depend on future developments, it could limit our ability to complete our initial Business Combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, the outbreak of COVID-19 may negatively impact businesses we may seek to acquire. If we have not consummated a business combination within 18 months from the completion of our public offering, or earlier, at the discretion of our board pursuant to the expiration of a tender offer conducted in connection with a failed business combination, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem all public shares then outstanding at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including any amounts representing interest earned on the trust account, less any interest released to us for the payment of taxes or dissolution expenses, divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the coronavirus (COVID-19) outbreak and the status of the debt and equity markets.

In December 2019, a novel strain of coronavirus was reported to have surfaced, which has and is continuing to spread throughout the world, including the United States. On January 30, 2020, the World Health Organization declared the outbreak of the coronavirus disease (COVID-19) a “Public Health Emergency of International Concern.” On January 31, 2020, U.S. Health and Human Services Secretary Alex M. Azar II declared a public health emergency for the United States to aid the U.S. healthcare community in responding to the COVID-19 outbreak, and on March 11, 2020 the World Health Organization classified the outbreak as a “pandemic.” The pandemic, together with resulting voluntary and U.S. federal and state and non-U.S. governmental actions, including, without limitation, mandatory business closures, public gathering limitations, restrictions on travel and quarantines, has meaningfully disrupted the global economy and markets. Although the long-term economic fallout of the COVID-19 pandemic is difficult to predict, it has and is expected to continue to have ongoing material adverse effects across many, if not all, aspects of the regional, national and global economy. The COVID-19 pandemic has resulted, and a significant outbreak of other infectious diseases could result, in a widespread health crisis that could adversely affect the economies and financial markets worldwide, and the business of any potential target business with which we consummate a business combination could be materially and adversely affected. Furthermore, we may be unable to complete a business combination if continued concerns relating to the COVID-19 pandemic continues to restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which the COVID-19 pandemic impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by the COVID-19 pandemic or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

Table  of Contents
In addition, our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by the COVID-19 pandemic and other events, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all.

If we are unable to complete our initial Business Combination within the prescribed time frame, our warrants will expire worthless.

Our outstanding warrants may not be exercised until after the completion of our initial Business Combination and are not entitled to participate in the redemption of the shares of our Class A common stock conducted in connection with the consummation of our business combination. Accordingly, our warrants will expire worthless if we are unable to consummate a business combination within the 18-month period, or earlier if our board resolves to liquidate and dissolve in connection with a failed business combination.

If we seek stockholder approval of our business combination, our sponsor, directors, officers and their affiliates may elect to purchase shares of common stock from public stockholders, in which case they may influence a vote in favor of a proposed business combination that you do not support.

If we seek stockholder approval of our business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, our sponsor, directors, officers or their respective affiliates may purchase shares in the open market or in privately negotiated transactions either prior to or following the consummation of our initial Business Combination. Our sponsor, directors, officers and their respective affiliates may also enter into transactions with stockholders and others to provide them with incentives to, among other things, acquire shares of our common stock or vote their shares in favor of an initial Business Combination. Our directors, officers or their affiliates will not make any such purchases when they are in possession of any material non-public information not disclosed to the seller or during a restricted period under Regulation M under the Exchange Act or in a transaction which would violate Section 9(a)(2) or Rule 10(b)-5 under the Exchange Act. Such a purchase would include a contractual acknowledgement that such stockholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our sponsor, directors, officers or their affiliates purchase shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares.

If a stockholder fails to receive notice of our offer to redeem our public shares in connection with our initial Business Combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will comply with the tender offer rules or proxy rules, as applicable, when conducting redemptions in connection with our initial Business Combination. Despite our compliance with these rules, if a stockholder fails to receive our tender offer or proxy materials, as applicable, such stockholder may not become aware of the opportunity to redeem its shares. In addition, the tender offer documents or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our initial Business Combination will describe the various procedures that must be complied with in order to validly tender or redeem public shares. For example, we may require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the tender offer materials mailed to such holders, or up to two business days prior to the vote on the proposal to approve the initial Business Combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically. In the event that a stockholder fails to comply with these procedures, its shares may not be redeemed. Please see “Proposed Business — Tendering stock certificates in connection with redemption rights.”

Table  of Contents
You will not have any rights to or interest in funds from the trust account, except under limited circumstances. To liquidate your investment, therefore, you may be forced to sell your shares or warrants, potentially at a loss.

Our public stockholders will be entitled to receive funds from the trust account only upon the earlier to occur of: (i) the consummation of our initial Business Combination; (ii) the redemption of our public shares if we are unable to consummate a business combination within 18 months from the completion of our public offering, subject to applicable law; (iii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial Business Combination within 18 months from the completion of our public offering; or (iv) otherwise upon our liquidation or in the event our board of directors resolves to liquidate the trust account and ceases to pursue the consummation of a business combination prior to the expiration of the 18-month period (our board of directors may determine to liquidate the trust account prior to such expiration if it determines, in its business judgment, that it is improbable within the remaining time that we will be able to identify an attractive business combination or satisfy regulatory and other business and legal requirements to consummate a business combination). In addition, if our plan to redeem our public shares if we are unable to consummate an initial Business Combination within 18 months from the date of our public offering is not consummated for any reason, Delaware law may require that we submit a plan of dissolution to our then-existing stockholders for approval prior to the distribution of the proceeds held in our trust account. In that case, public stockholders may be forced to wait beyond 18 months before they receive funds from our trust account. In no other circumstances will a public stockholder have any right or interest of any kind in the trust account. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

You will not be entitled to protections normally afforded to investors of many other blank check companies.

Since we intend to use the net proceeds of our public offering to complete an initial Business Combination with a target business that has not been identified, we may be deemed to be a “blank check” company under the United States securities laws. However, because we have net tangible assets in excess of $5.0 million and filed a Current Report on Form 8-K, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419 under the Securities Act. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means our units will be immediately tradable and we will have a longer period of time to complete a business combination than would companies subject to Rule 419. Moreover, offerings subject to Rule 419 would prohibit the release of any interest earned on funds held in the trust account to us, except in connection with our consummation of an initial Business Combination.

If we seek stockholder approval of our business combination and we do not conduct redemptions pursuant to the tender offer rules, a stockholder, or a “group” of stockholders, who are deemed to hold an aggregate of 20.0% or more of our common stock may not redeem any shares they hold that equal or exceed such 20.0% amount.

If we seek stockholder approval of our initial Business Combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to shares in excess of 20.0% or more of the shares sold in our public offering. We refer to such shares in excess of 20.0% or more of the shares sold in the offering as “Excess Shares”. Your inability to redeem any Excess Shares will reduce your influence over our ability to consummate a business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we consummate our business combination. As a result, you would continue to hold that number of shares exceeding 20.0% (less one share) and, in order to dispose of such shares, would be required to sell them in open market transactions, potentially at a loss.

Table  of Contents
Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete a business combination. If we are unable to complete our initial Business Combination, you may receive only $10.00 per share from our redemption of your shares, and our warrants will expire worthless.

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources, or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of our public offering, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we are unable to complete our initial Business Combination, our public stockholders may receive only $10.00 per share from our redemption of our shares, and our warrants will expire worthless.

If the net proceeds of our public offering and the sale of the private placement warrants not being held in the trust account are insufficient, it could limit the amount available to fund our search for a target business or businesses and complete our initial Business Combination and we will depend on loans from our sponsor or management team to fund our search, to pay our taxes and to complete our initial Business Combination. If we are unable to obtain such loans, we may be unable to complete our initial Business Combination.

Of the net proceeds of our public offering and the sale of the private placement warrants, only approximately $1,121,737 is available to us outside the trust account to fund our working capital requirements. If we are required to seek additional capital, we would need to borrow funds from our sponsor, management team or other third parties to operate or may be forced to liquidate. Neither our sponsor, members of our management team nor any of their respective affiliates is under any obligation or other duty to loan funds to us in such circumstances. Any such loans would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial Business Combination. If we are unable to complete our initial Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. In such case, our public stockholders may receive only $10.00 per share, or less in certain circumstances, and our warrants will expire worthless. Please see “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors herein.

Subsequent to consummation of our initial Business Combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our stock price, which could cause you to lose some or all of your investment.

Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this examination will uncover all material risks that may be presented by a particular target business, or that factors outside of the target business and outside of our control will not later arise. Even if our due diligence successfully identifies the principal risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. As a result, from time to time following our initial Business Combination, we may be forced to write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing.

Table  of Contents
If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share.

Placing funds in the trust account may not protect those funds from third party claims against us. Although we will seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim in or to any monies held in the trust account for the benefit of our public stockholders, such parties may not execute such agreements or, even if they execute such agreements, they may not be prevented from bringing claims against the trust account, including, but not limited to, claims for fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver. If any third party refuses to execute an agreement waiving claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement without a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any available alternative. If we do not obtain a waiver from a third party, we will obtain the written consent of our sponsor before entering into an agreement with such third party.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills management believes to be significantly superior to those of other consultants who would execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver and where our sponsor executes a written consent. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we are unable to complete a business combination within the required time frame, or upon the exercise of a redemption right in connection with a business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public stockholders could be less than the $10.00 per share initially held in the trust account due to claims of such creditors. Pursuant to a written agreement, the sponsor has agreed that it will be liable to us if and to the extent any claims by a vendor for services rendered or products sold to us, or a prospective target business with which we discussed entering into a transaction agreement, reduce the amounts in the trust account to below $10.00 per share except as to any claims by a third party who executed a waiver of rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of our public offering against certain liabilities, including liabilities under the Securities Act. Moreover, if an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third party claims. We have not independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations, we have not asked our sponsor to reserve for such indemnification obligations and we cannot assure you that it would be able to satisfy those obligations.

Our directors may decide not to enforce the indemnification obligations of our sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public stockholders.

If proceeds in the trust account are reduced below $10.00 per public share and our sponsor asserts that it is unable to satisfy his obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public stockholders may be reduced below $10.00 per share.

Table  of Contents
We may not have sufficient funds to satisfy indemnification claims of our directors and executive officers.

We have agreed to indemnify our officers and directors to the fullest extent permitted by law. However, our officers and directors have agreed to waive any right, title, interest or claim of any kind in or to any monies in the trust account and to not seek recourse against the trust account for any reason whatsoever. Accordingly, any indemnification provided will be able to be satisfied by us only if (i) we have sufficient funds outside of the trust account or (ii) we consummate an initial Business Combination. Our obligation to indemnify our officers and directors may discourage stockholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our stockholders. Furthermore, a stockholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.

If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. In addition, by making distributions to public stockholders before making provision for creditors, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims for punitive damages.

If, before distributing the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our stockholders and the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial Business Combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

•	restrictions on the nature of our investments; and

•	restrictions on the issuance of securities;

each of which may make it difficult for us to complete our initial Business Combination.

In addition, we may have imposed upon us burdensome requirements, including:

•	registration as an investment company with the SEC;

•	adoption of a specific form of corporate structure; and

•	reporting, record keeping, voting, proxy and disclosure requirements and compliance with other rules and regulations that we are currently not subject to.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading of securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business will be to identify and complete a business combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

Table  of Contents
We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the trust account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. Our public offering is not intended for persons who are seeking a return on investments in government securities or investment securities. The trust account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of our primary business objective, which is a business combination; (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to provide for the redemption of our public shares in connection with an initial Business Combination or to redeem 100% of our public shares if we do not complete our initial Business Combination within the completion window; and (iii) absent a business combination, our return of the funds held in the trust account to our public stockholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to consummate our initial Business Combination. If we are unable to complete our initial Business Combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share on the redemption of their shares. Please see “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors herein.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, investments and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments, including in particular, reporting and other requirements under the Exchange Act. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could result in fines, injunctive relief or similar remedies which could be costly to us or limit our ability to complete an initial Business Combination or operate the post-combination company successfully.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

Under the Delaware General Corporation Law, or DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not consummate our initial Business Combination within 18 months from the completion of our public offering may be considered a liquidation distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our public shares as soon as reasonably possible following our 18th month if we do not consummate an initial Business Combination and, therefore, we do not intend to comply with those procedures.

Table  of Contents
Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the 10 years following our dissolution. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers or investment bankers) or prospective target businesses. If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred after the third anniversary of the dissolution. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend beyond the third anniversary of such date. Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares if we do not consummate our initial Business Combination within 18 months from the completion of our public offering is not considered a liquidation distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidation distribution.

We may not hold an annual meeting of stockholders until after we consummate a business combination.

We may not hold an annual meeting of stockholders until after we consummate a business combination (unless required by Nasdaq), and thus may not be in compliance with Section 211(b) of the DGCL, which requires that an annual meeting of stockholders be held for the purposes of electing directors in accordance with a company’s bylaws unless directors are elected by written consent in lieu of such a meeting. Therefore, if our stockholders want us to hold an annual meeting prior to our consummation of a business combination, they may attempt to force us to hold one by submitting an application to the Delaware Court of Chancery in accordance with Section 211(c) of the DGCL.

We are not registering the shares of Class A common stock issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time, and such registration may not be in place when an investor desires to exercise warrants, thus precluding such investor from being able to exercise its warrants and causing such warrants to expire worthless.

We are not registering the shares of Class A common stock issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time. However, under the terms of the warrant agreement, we have agreed to use our best efforts to file a registration statement under the Securities Act covering such shares and maintain a current prospectus relating to the Class A common stock issuable upon exercise of the warrants, and to use our best efforts to take such action as is necessary to register or qualify for sale, in those states in which the warrants were initially offered by us, the shares issuable upon exercise of the warrants, to the extent an exemption is not available. We cannot assure you that we will be able to do so. If the shares issuable upon exercise of the warrants are not registered under the Securities Act, we will be required to permit holders to exercise their warrants on a cashless basis under the circumstances specified in the warrant agreement. However, except as specified in the warrant agreement, in no event will we be required to issue cash, securities or other compensation in exchange for the warrants if we are unable to register or qualify the shares underlying the warrants under the Securities Act or applicable state securities laws. If the issuance of the shares upon exercise of the warrants is not so registered or qualified, the warrant holder will not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of units will have paid the full unit purchase price solely for the shares of Class A common stock included in the units. If and when the warrants become redeemable by us, we may not exercise our redemption right if the issuance of shares of common stock upon exercise of the warrants is not exempt from registration or qualification under applicable state blue sky laws or we are unable to effect such registration or qualification.

Table  of Contents
If you exercise your public warrants on a “cashless basis,” you will receive fewer shares of Class A common stock from such exercise than if you were to exercise such warrants for cash.

There are circumstances in which the exercise of the public warrants may be required or permitted to be made on a cashless basis. First, if a registration statement covering the shares of Class A common stock issuable upon exercise of the warrants is not effective by the 60th business day after the closing of our initial Business Combination, warrantholders may, until such time as there is an effective registration statement, exercise warrants on a cashless basis in accordance with Section 3(a)(9) of the Securities Act or another exemption. Second, if our Class A common stock is at any time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of public warrants who exercise their warrants to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement, and in the event we do not so elect, we will use our best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. Third, if we call the public warrants for redemption, our management will have the option to require all holders that wish to exercise warrants to do so on a cashless basis. In the event of an exercise on a cashless basis, a holder would pay the warrant exercise price by surrendering the warrants for that number of shares of Class A common stock equal to the quotient obtained by dividing (x) the product of the number of shares of Class A common stock underlying the warrants, multiplied by the difference between the exercise price of the warrants and the “fair market value” (as defined in the next sentence) by (y) the fair market value. The “fair market value” is the average reported last sale price of the Class A common stock for the 10 trading days ending on the third trading day prior to the date on which the notice of exercise is received by the warrant agent or on which the notice of redemption is sent to the holders of warrants, as applicable. As a result, you would receive fewer shares of Class A common stock from such exercise than if you were to exercise such warrants for cash.

The grant of registration rights to our initial holders, purchasers of private placement warrants and the anchor investors may make it more difficult to complete our initial Business Combination, and the future exercise of such rights may reduce the market price of our Class A common stock.

Pursuant to an agreement to be entered into concurrently with the issuance and sale of the securities in our public offering, the initial holders and their permitted transferees, purchasers of private placement warrants and the anchor investors can demand that we register the founder shares, private placement warrants and the shares of Class A common stock issuable upon exercise of the private placement warrants. These registration rights will be exercisable at any time commencing upon the date that such shares are released from transfer restrictions. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may reduce the market price of our Class A common stock. In addition, the existence of the registration rights may make our initial Business Combination more costly or difficult to conclude because the stockholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A common stock that is expected when the securities owned by our initial holders or their permitted transferees are registered.

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial Business Combination with a target that does not meet such criteria and guidelines and, as a result, the target business with which we enter into our initial Business Combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial Business Combination will not have all of these positive attributes. If we complete our initial Business Combination with a target that does not meet some or all of these criteria and guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of shareholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if shareholder approval of the transaction is required by applicable law or stock exchange listing requirements, or we decide to obtain shareholder approval for business or other reasons, it may be more difficult for us to attain shareholder approval of our initial Business Combination if the target business does not meet our general criteria and guidelines. If we have not consummated our initial Business Combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

Table  of Contents
We may seek acquisition opportunities in industries or sectors which may or may not be outside of our management’s area of expertise.

Although we expect to focus on consumer-focused enterprises, including e-commerce, on the energy services and renewables sector and on the insurance and financial services sector, our efforts to identify a prospective initial Business Combination target will not be limited to a particular industry, sector or geographic region. We will consider a business combination outside of our management’s area of expertise if a business combination target is presented to us and we determine that such candidate offers an attractive acquisition opportunity for our company. Although our management will endeavor to evaluate the risks inherent in any particular business combination target, we cannot assure you that we will adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our units will not ultimately prove to be less favorable to investors in our public offering than a direct investment, if an opportunity were available, in a business combination target. In the event we elect to pursue an acquisition outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this Report regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to adequately ascertain or assess all of the significant risk factors. Accordingly, any holders who choose to retain their securities following the business combination could suffer a reduction in the value of their securities. Such holders are unlikely to have a remedy for such reduction in value.

We may face risks related to financial services businesses.

Business combinations with financial services businesses may involve special considerations and risks. If we complete our initial Business Combination with a financial services business, we will be subject to the following risks, any of which could be detrimental to us and the business we acquire:

•
if the company or business we acquire provides products or services which relate to the facilitation of financial transactions, such as funds or securities settlement system, and such product or service fails or is compromised, we may be subject to claims from both the firms to whom we provide our products and services and the clients they serve;

•	if we are unable to keep pace with evolving technology and changes in the financial services industry, our revenues and future prospects may decline;

•	our ability to provide financial products and services to customers may be reduced or eliminated by regulatory changes;

•	any business or company we acquire could be vulnerable to cyberattack or theft of individual identities or personal data;

•	difficulties with any products or services we provide could damage our reputation and business;

•	a failure to comply with privacy regulations could adversely affect relations with customers and have a negative impact on business;

•	we may not be able to protect our intellectual property and we may be subject to infringement claims.

Any of the foregoing could have an adverse impact on our operations following a business combination. However, our efforts in identifying prospective target businesses will not be limited to financial services businesses. Accordingly, if we acquire a target business in another industry, these risks will likely not affect us and we will be subject to other risks attendant with the specific industry in which we operate or target business which we acquire, none of which can be presently ascertained.

Table  of Contents
Fluctuations in energy prices may cause a reduction in the demand or profitability of the products or services we may ultimately produce or offer.

Following a business combination, our revenues, operating results, profitability, future rate of growth and the carrying value of our energy will depend primarily upon the prevailing prices for energy. Historically, energy prices have been volatile and are subject to fluctuations in response to changes in supply and demand, market uncertainty and a variety of additional factors that are beyond our control.

The operations of a business we ultimately acquire may expose us to environmental liabilities.

If our target business with which we effect a business combination has oil or natural gas operations, we will be subject to environmental hazards and risks. Our liability for environmental hazards could include those created either by the previous owners of properties that we purchase or lease or by acquired companies prior to the date we acquire them. If we are successful in acquiring a target business, we expect to maintain insurance against some, but not all, of the risks described above. Insurance may not be adequate to cover casualty losses or liabilities. Also, following a business combination, we may not be able to obtain insurance at premium levels that justify its purchase.

Past performance by our management team may not be indicative of future performance of an investment in the Company.

Past performance by our management team is not a guarantee either (i) of success with respect to any business combination we may consummate or (ii) that we will be able to locate a suitable candidate for our initial Business Combination. You should not rely on the historical record of our management team’s performance as indicative of our future performance of an investment in the company or the returns the company will, or is likely to, generate going forward.

We may seek acquisition opportunities with an early stage company, a financially unstable business or an entity lacking an established record of revenue or earnings, which could subject us to volatile revenues or earnings, intense competition and difficulties in obtaining and retaining key personnel.

To the extent we complete our initial Business Combination with an early stage company, a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by numerous risks inherent in the operations of the business with which we combine. These risks include investing in a business without a proven business model and with limited historical financial data, volatile revenues or earnings, intense competition and difficulties in obtaining and retaining key personnel. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we may not be able to properly ascertain or assess all of the significant risk factors and we may not have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business.

We are not required to obtain an opinion from an independent investment banking firm and, consequently, you may have no assurance from an independent source that the price we are paying for the target in our initial Business Combination is fair to our stockholders from a financial point of view.

Unless we consummate our initial Business Combination with an affiliated entity, we are not required to obtain an opinion from an independent investment banking firm that the price we are paying is fair to our stockholders from a financial point of view. If we do not obtain an opinion, our stockholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our tender offer documents or proxy solicitation materials, as applicable, related to our initial Business Combination.

Table  of Contents
We may issue additional shares of Class A common stock or preferred stock to complete our initial Business Combination or under an employee incentive plan after completion of our initial Business Combination. We may also issue shares of Class A common stock upon the conversion of the Class B common stock at a ratio greater than one-to-one at the time of our initial Business Combination as a result of the anti-dilution provisions described herein. Any such issuances would dilute the interest of our stockholders and likely present other risks.

Our amended and restated certificate of incorporation authorizes the issuance of up to 85,000,000 shares of Class A common stock, par value $0.001 per share, and 15,000,000 shares of Class B common stock, par value $0.001 per share and 1,000,000 shares of undesignated preferred stock, par value $0.001 per share. Immediately after our public offering, there were 40,100,000 and 8,750,000 authorized but unissued shares of Class A and Class B common stock, respectively, available for issuance, which amount takes into account shares reserved for issuance upon exercise of outstanding warrants but not upon the conversion of the Class B common stock. Shares of Class B common stock are automatically convertible into shares of our Class A common stock at the time of our initial Business Combination, initially at a one-for-one ratio but subject to adjustment as set forth herein. Immediately after our public offering, there will be no shares of preferred stock issued and outstanding.

We may issue a substantial number of additional shares of Class A common stock, and may issue shares of preferred stock, in order to complete our initial Business Combination or under an employee incentive plan after completion of our initial Business Combination (although our amended and restated certificate of incorporation will provide that we may not issue additional securities that can vote on amendments to our amended and restated certificate of incorporation or on our initial Business Combination or that would entitle holders thereof to receive funds from the trust account). We may also issue shares upon conversion of the Class B common stock at a ratio greater than one-to-one at the time of our initial Business Combination as a result of the anti-dilution provisions described herein. However, our amended and restated certificate of incorporation will provide, among other things, that prior to our initial Business Combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (1) receive funds from the trust account or (2) vote on any initial Business Combination.

The issuance of additional shares of common or preferred stock:

•	may significantly dilute the equity interest of investors in our public offering;

•	may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded our common stock;

•
could cause a change in control if a substantial number of shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

•	may adversely affect prevailing market prices for our units, common stock and/or warrants.

Resources could be wasted in researching acquisitions that are not consummated, which could materially adversely affect subsequent attempts to locate another target business and consummate our initial Business Combination. If we are unable to complete our initial Business Combination, our public stockholders may only receive $10.00 per share from our redemption of our shares and our warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial Business Combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to consummate our initial Business Combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business due to a reduction in the funds available for expenses for relating to such efforts. If we are unable to complete our initial Business Combination, our public stockholders may only receive $10.00 per share from our redemption of their shares and our warrants will expire worthless.

We are dependent upon our officers and directors; the loss of any one or more of them could adversely affect our ability to complete a business combination.

Our operations depend upon the background, experience and contacts of our officers and directors. We believe that our success depends on the continued service of our officers and directors, at least until we have consummated a business combination. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or officers. In addition, our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and the search for a business combination and their other business commitments. We do not intend to have any full-time employees prior to the consummation of our business combination. Each of our executive officers and directors is engaged in other business endeavors and is not obligated to contribute any specific number of hours per week to our affairs. If our executive officers’ and directors’ other business commitments require them to devote substantial amounts of time in excess of their current commitment levels, it could limit their ability to devote time to our affairs which make it more difficult for us to identify an acquisition target and consummate our business combination.

Table  of Contents
Members of our management team and our board of directors have significant experience as founders, board members, officers, executives and employees of other businesses. Certain of these individuals have been, may be, or may become subject to media coverage or involved in litigation, investigations or other proceedings, including related to such businesses or otherwise. This may have an adverse effect on us, which could impede our ability to consummate an initial Business Combination.

Members of our management team and our board of directors have been involved in a wide variety of businesses. Certain of these individuals have been, may be, or may become subject to media coverage or involved in litigation, investigations or other proceedings, including related to such businesses or otherwise.
While Mr. Martin was Chairman and Chief Executive Officer of Saks Inc. from 1989 to 2006, Saks Inc. and its officers and directors were the subject of allegations of accounting fraud related to improper collections of vendor markdown allowances in one of six Saks Fifth Avenue merchandising divisions and related accounting and disclosure issues. Such allegations were formalized in connection with an internal investigation by the audit committee of the board of directors of Saks Inc., a complaint by the SEC in the United Stated District Court for the Southern District of New York, an official inquiry by the Office of the United States Attorney for the Southern District of New York and private litigation. Saks Inc. consented to the entry of a final judgment without admitting or denying the allegations of the complaint filed by the SEC. The final judgment with the SEC permanently enjoined Saks Inc. and its officers and employees from violating the federal securities laws related to the Company’s reporting, record-keeping and internal controls. No fines or other monetary sanctions were levied against Mr. Martin in such action. All pending private litigation relating to such claims were settled by Saks Inc. without an admission of fault by Saks Inc. or Mr. Martin or payment by Mr. Martin to any claimant and all such claims were dismissed with prejudice.

Any media coverage, litigation, investigations or other proceedings could divert the attention and resources of our management team and board of directors away from identifying and selecting a target business or businesses for our initial Business Combination, and could negatively affect our reputation or otherwise have an adverse effect on us, which could impede our ability to complete an initial Business Combination.

Our success following our initial Business Combination likely will depend upon the efforts of management of the target business. The loss of any of the key personnel of the target’s management team could make it more difficult to operate the target profitably.

Although some of our key personnel may remain with the target business in senior management or advisory positions following a business combination, we can offer no assurance that any will do so. Moreover, as a result of the existing commitments of our key personnel, it is likely that we will retain some or all of the management of the target business to conduct its operations. The departure of any key members of the target’s management team could thus make it more difficult to operate the post-combination business profitably. Moreover, to the extent that we will rely upon the target’s management team to operate the post-combination business, we will be subject to risks regarding their managerial competence. While we intend to closely scrutinize the skills, abilities and qualifications of any individuals we retain after a business combination, our ability to do so may be limited due to a lack of time resources or information. Accordingly, we cannot assure you that our assessment of these individuals will prove to be correct and that they will have the skills, abilities and qualifications we expect.

Table  of Contents
Our key personnel may negotiate employment or consulting agreements with a target business in connection with our initial Business Combination. These agreements may provide for them to receive compensation following our initial Business Combination and, as a result, may cause them to have conflicts of interest in determining whether a particular business combination would be advantageous to us.

Our key personnel may decide to remain with the company after the consummation of our initial Business Combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the consummation of our initial Business Combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business and cause them to have conflicts of interest in determining whether a particular business combination would be advantageous to us. However, we believe the ability of such individuals to remain with us after the consummation of our initial Business Combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. There is no certainty, however, that any of our key personnel will remain with us after the consummation of our initial Business Combination. We cannot assure you that any of our key personnel will remain in senior management or advisory positions with us. The determination as to whether any of our key personnel will remain with us will be made at the time of our initial Business Combination.

Our officers and directors are now and may in the future become affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Following the completion of our public offering and until we consummate our initial Business Combination, we intend to engage in the business of identifying and combining with one or more businesses. Our executive officers and directors are now and may in the future become affiliated with entities that are engaged in the business of acquiring other entities or businesses. In each case, our executive officers and directors’ existing directorships or other responsibilities may give rise to contractual or fiduciary obligations that take priority over any obligation owed to us. Our amended and restated certificate of incorporation will provide that the doctrine of corporate opportunity, or any other analogous doctrine, will not apply to us or any of our officers or directors or in circumstances that would conflict with any fiduciary duties or contractual obligations to other entities they may have as of the date of this Report. See “Management — Conflicts of Interest.” Accordingly, business opportunities that may be attractive to the entities described above will not be presented to us unless such entities have declined to accept such opportunities. As a result, our officers and directors may have conflicts of interest in determining to which entity a particular business opportunity should be presented. We cannot assure you that these conflicts will be resolved in our favor or that a potential target business would not be presented to another entity prior to its presentation to us.

We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our executive officers, directors or existing stockholders, which may raise potential conflicts of interest.

We may decide to acquire one or more businesses affiliated with holders of founder shares, or our officers and directors. Our officers and directors also serve as officers and board members of other entities. Such entities may compete with us for business combination opportunities. The holders of founder shares and our officers and directors are not currently aware of any specific opportunities for us to consummate a business combination with any entities with which they are affiliated, and there have been no preliminary discussions concerning a business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that the targeted affiliated entity met our criteria for a business combination as set forth in “Proposed Business — Effecting our initial Business Combination — Selection of a target business and structuring of our initial Business Combination” and the transaction was approved by a majority of our disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm that is reasonably acceptable to the underwriters regarding the fairness to our stockholders from a financial point of view of a business combination with one or more businesses affiliated with our executive officers, directors or holders of founder shares, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public stockholders as they would be absent any conflicts of interest.

We may have a limited ability to assess the management of a prospective target business and, as a result, may affect our initial Business Combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.

When evaluating the desirability of effecting a business combination with a prospective target business, our ability to assess the target business’ management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we expected. Should the target’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted.

Table  of Contents
The officers and directors of an acquisition candidate may resign upon consummation of a business combination. The loss of an acquisition target’s key personnel could negatively impact the operations and profitability of our post-combination business.

The role of an acquisition candidate’s key personnel upon the consummation of our initial Business Combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with us following our initial Business Combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place. The loss of an acquisition target’s key personnel could negatively impact the operations and profitability of our post-combination business.

We may partner, submit a joint bid or enter into a similar transaction with holders of founder shares or an affiliate in connection with our pursuit of, or in connection with, a business combination.

We are not prohibited from partnering, submitting a joint bid or entering into any similar transaction with holders of founder shares or their affiliates in our pursuit of a business combination. Although we currently have no plans to do so, we could pursue such a transaction if we determined that such affiliated entity met our criteria for a business combination as set forth in “Proposed Business — Effecting our initial Business Combination — Selection of a target business and structuring of our initial Business Combination” and the transaction was approved by a majority of our disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm that is reasonably acceptable to the underwriters, regarding the fairness to our stockholders from a financial point of view of a business combination with any holder of founder shares or its affiliates, the terms of the business combination may not be as advantageous to our public stockholders as they would be absent any conflicts of interest. Additionally, were we successful in consummating such a transaction, conflicts could invariably arise from the interest of the holder of founder shares or its affiliate in maximizing its returns, which may be at odds with the strategy of the post-business combination company or not in the best interests of the public stockholders of the post-business combination company. Any or all of such conflicts could materially reduce the value of your investment, whether before or after our initial Business Combination.

Since holders of our founder shares and private placement warrants will lose some or all of their investment in us if we do not consummate a business combination, a conflict of interest may arise in determining whether a particular acquisition target is appropriate for our initial Business Combination.

Our initial holders currently own 6,250,000 founder shares, which will be worthless if we do not consummate our initial Business Combination. Our sponsor purchased 7,400,000 private placement warrants for an aggregate purchase price of $7.4 million. There will be no redemption rights or liquidating distributions from the trust account with respect to the founder shares, or private placement warrants, which will expire worthless if we do not consummate a business combination within the allotted 18-month period. If we do not consummate a business combination, our sponsor will realize a loss on the private placement warrants it purchased. As a result, the personal and financial interests of certain of our officers and directors, directly or as members of our sponsor, in consummating an initial Business Combination, along with their flexibility in identifying and selecting a prospective acquisition candidate, may influence their motivation in identifying and selecting a target business combination and completing an initial Business Combination that is not in the best interests of our stockholders. Consequently, the discretion of our officers and directors, in identifying and selecting a suitable target business combination may result in a conflict of interest when determining whether the terms, conditions and timing of a particular initial Business Combination are appropriate and in the best interest of our public stockholders.

Table  of Contents
We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our financial condition and the value of our stockholders’ investment in us.

Although we have no commitments as of the date of this Report to issue any notes or other debt securities, or otherwise to incur debt, we may choose to incur substantial debt in order to complete our initial Business Combination. The incurrence of debt could have a variety of negative effects, including:

•	default and foreclosure on our assets if our operating revenues after an initial Business Combination are insufficient to meet our debt service obligations;

•
acceleration of our obligations to repay the indebtedness, even if we make all principal and interest payments when due, if we breach covenants that require the maintenance of financial ratios or reserves without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand and the lender demands payment;

•	our inability to obtain necessary additional financing if any debt we incur contains covenants restricting our ability to obtain additional financing while the debt is outstanding;

•	prohibitions of, or limitations on, our ability to pay dividends on our common stock;

•
use of a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, as well as for expenses, capital expenditures, acquisitions and other general corporate purposes;

•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

•
limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of growth strategies and other purposes and other disadvantages compared to our competitors who have less debt.

We do not have a policy with respect to how much debt we may incur. To the extent that the amount of our debt increases, the impact of the effects listed above may also increase.

We may complete a business combination with only one business, which would result in our success being dependent solely on a single business which may have a limited number of products or services. This lack of diversification may harm our operations and profitability.

We are not limited as to the number of businesses we may acquire in our initial Business Combination. However, we may effectuate a business combination with only one target business because of various factors, including the limited amount of the net proceeds of our public offering, the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By consummating an initial Business Combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory risks particular to the industry area in which the acquired business operates. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may:

•	solely depend upon the performance of a single business, property or asset, or

•	depend upon the development or market acceptance of a single or limited number of products, processes or services.

We may attempt to consummate business combinations with multiple prospective targets simultaneously, which may hinder our ability to consummate an initial Business Combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to acquire several businesses simultaneously that are owned by different sellers, we will need each seller to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete the initial Business Combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, we may be unable to operate the combined business successfully, and you could lose some or all of your investment in us.

Table  of Contents
We may attempt to consummate our initial Business Combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we expected, or at all.

In pursuing our acquisition strategy, we may seek to effectuate our initial Business Combination with a privately held company. By definition, very little public information exists about private companies, and we could be required to make our decision on whether to pursue a potential initial Business Combination on the basis of the information developed during our due diligence examination, which may be limited. As a result, we could acquire a company that is not as profitable as we expected, or at all. Furthermore, the relative lack of information about a private company may hinder our ability to properly assess the value of such a company which could result in our overpaying for that company.

If we effect our initial Business Combination with a business located outside of the United States, the laws applicable to such business will likely govern all of our material agreements and we may not be able to enforce our legal rights.

If we effect our initial Business Combination with a business located outside of the United States, the laws of the country in which such business operates will govern almost all of the material agreements relating to its operations. The target business may not be able to enforce any of its material agreements or enforce remedies for breaches of those agreements in that jurisdiction. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the United States. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital. Additionally, if we acquire a business located outside of the United States, it is likely that substantially all of our assets would be located outside of the United States and some of our officers and directors might reside outside of the United States. As a result, it may not be possible for investors in the United States to enforce their legal rights, to effect service of process upon our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties of our directors and officers under federal securities laws.

We may not maintain control of a target business after our initial Business Combination. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

We anticipate structuring our initial Business Combination to acquire 100% of the equity interest or assets of the target business or businesses. However, we may structure our initial Business Combination to acquire less than 100% of the equity interest or assets of the target business, but only if we (or any entity that is a successor to us in a business combination) acquire a majority of the outstanding voting securities or assets of the target. Even if we own a majority interest in the target, our stockholders prior to the business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares of common stock in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new shares of common stock, our stockholders immediately prior to such transaction could own less than a majority of our outstanding shares of common stock subsequent to such transaction. In addition, other minority stockholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s stock than we initially acquired. Accordingly, this may make it more likely that we will not be able to maintain our control of the target business.

Table  of Contents
We do not have a specified maximum redemption threshold. The absence of such a redemption threshold will make it easier for us to consummate a business combination with which a substantial number of our stockholders do not agree.

We may be able to consummate a business combination even though a substantial number of our public stockholders do not agree with the transaction and have redeemed their shares or, if we seek stockholder approval of our initial Business Combination and do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, if our sponsor, officers, directors or their affiliates have entered into privately negotiated agreements with public stockholders to acquire public shares. However, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon consummation of our initial Business Combination, and the amount that we redeem may be further limited by the terms and conditions of our initial Business Combination. In such case, we would not proceed with the redemption of our public shares and the related initial Business Combination, and instead may search for an alternate business combination.

In order to effectuate a business combination, we may seek to amend provisions of our certificate of incorporation and other governing instruments. We cannot assure you that we will not seek to amend our amended and restated certificate of incorporation or other governing instruments in a manner that will make it easier for us to consummate a business combination that our stockholders may not support.

In order to effectuate a business combination, blank check companies have, in the recent past, amended various provisions of their charters and other governing instruments. For example, blank check companies have amended the definition of initial Business Combination, increased redemption thresholds and extended the time period in which the company must consummate its initial Business Combination. We cannot assure you that we will not seek to amend our charter or governing instruments in order to effectuate our initial Business Combination. However, if the effect of the proposed amendments would be either to (i) reduce the amount in the trust account available to redeeming stockholders to less than $10.00 per share, or (ii) delay the date on which a stockholder could otherwise redeem shares for the per share amount in the trust account and, if such amendments are approved by persons holding at least 65% of the outstanding shares of our common stock, we will provide a right for dissenting public stockholders to redeem their public shares, if such amendment is approved, in the same manner as if we were seeking a stockholder vote on a business combination except that the amount on deposit in the trust account for purposes of calculating the per share redemption price will be determined at the close of business two business days before the meeting date as set forth in “Proposed Business — Effecting our Initial Business Combination.”

Provisions of our amended and restated certificate of incorporation that relate to our pre-business combination activity (and corresponding provisions of the agreement governing the release of funds from our trust account) may be amended with the approval of holders owning 65% of the issued and outstanding shares of our common stock. It may be easier for us, therefore, to amend our amended and restated certificate of incorporation to facilitate the consummation of an initial Business Combination that our stockholders may not support.

Our amended and restated certificate of incorporation provides that provisions related to pre-business combination activity may be amended if approved by holders owning 65% of the issued and outstanding shares of our common stock, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders owning 65% of the issued and outstanding shares of our common stock (in each case including all shares held by initial holders, holders of private placement warrants, our officers and our directors); provided, however, that if the effect of any proposed amendment, if adopted, would be either to (i) reduce the amount in the trust account available to redeeming stockholders to less than $10.00 per share, or (ii) delay the date on which a public stockholder could otherwise redeem shares for such per share amount in the trust account, we will provide a right for dissenting public shareholders to redeem public shares if such an amendment is approved). As a result, we may be able to amend the provisions of our amended and restated certificate of incorporation which govern our pre-business combination actions more easily that many blank check companies, and this may increase our ability to consummate a business combination with which you do not agree.

Our initial holders, executive officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation that would affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial Business Combination within 18 months from the completion of our public offering unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, divided by the number of then outstanding public shares. Our stockholders are not parties to, or third-party beneficiaries of, this written agreement with our initial holders, executive officers and directors and, as a result, will not have the ability to pursue remedies against these persons and entities for any breach of such agreement. Accordingly, in the event of a breach, our stockholders would need to pursue a stockholder derivative action, subject to applicable law.

Table  of Contents
Certain agreements related to our public offering may be amended without stockholder approval.

Certain agreements, including the underwriting agreement relating to our public offering, the investment management trust agreement between us and Continental Stock Transfer & Trust Company, the letter agreement among us and our initial holders, officers and directors, the registration rights agreement among us and our initial holders may be amended without stockholder approval. These agreements contain various provisions that our public stockholders might deem to be material. For example, the underwriting agreement related to our public offering contains (i) a representation that we will not consummate any public or private equity or debt financing prior to the consummation of a business combination, unless all investors in such financing expressly waive, in writing, any rights in or claims against the trust account and (ii) a covenant that the target company that we acquire must have a fair market value equal to at least 80% of the balance in the trust account at the time of signing the definitive agreement for the transaction with such target business (excluding the deferred underwriting commissions and taxes payable on the income earned on the trust account) so long as we obtain and maintain a listing for our securities on Nasdaq. While we do not expect our board to approve any amendment to any of these agreements prior to our initial Business Combination, it may be possible that our board, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to any such agreement in connection with the consummation of our initial Business Combination. Any such amendment may have an adverse effect on the value of an investment in our securities.

We may be unable to obtain additional financing to complete our initial Business Combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination. If we are unable to complete our initial Business Combination, our public stockholders may only receive $10.00 per share on our redemption.

Because of the size of our initial Business Combination, the obligation to repurchase for cash a significant number of shares from stockholders who elect redemption in connection with our initial Business Combination, or the terms of negotiated transactions to purchase shares in connection with our initial Business Combination, we may be required to seek additional financing or to abandon the proposed business combination. We may be unable to obtain any necessary financing on acceptable terms, if at all. The current economic environment has made it especially difficult for companies to obtain acquisition financing. To the extent that additional financing proves to be unavailable when needed to consummate our initial Business Combination, we would be compelled to either restructure or abandon the transaction and seek an alternative target business candidate. If we are unable to complete our initial Business Combination, our public stockholders may only receive $10.00 per share on our redemption. In addition, even if we do not need additional financing to consummate our initial Business Combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us after a business combination.

Our initial stockholders will control the election of our board of directors until consummation of our initial Business Combination and hold a substantial interest in us. As a result, they will elect all of our directors prior to the consummation of our initial Business Combination and may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support.

Our initial stockholders own approximately 20.0% of our outstanding common stock. In addition, the founder shares, all of which are held by our initial stockholders, will entitle the holders to elect all of our directors prior to the consummation of our initial Business Combination. Holders of our public shares will have no right to vote on the election of directors during such time. These provisions of our amended and restated certificate of incorporation may only be amended by a majority of at least 90% of our common stock voting at a stockholder meeting. As a result, you will not have any influence over the election of directors prior to our initial Business Combination.

Neither our initial stockholders nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities, other than as disclosed in this Report. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A common stock. In addition, as a result of their substantial ownership in our company, our initial stockholders may exert a substantial influence on other actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our amended and restated certificate of incorporation and approval of major corporate transactions. If our initial stockholders purchase any additional shares of common stock in the aftermarket or in privately negotiated transactions, this would increase their influence over these actions. Accordingly, our initial stockholders will exert significant influence over actions requiring a stockholder vote.

Table  of Contents
Holders of founder shares and purchasers of private placement warrants control a substantial interest in us and thus may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support.

Holders of founder shares and purchasers of private placement warrants own 20.0% of our issued and outstanding shares of common stock. Accordingly, they may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our amended and restated certificate of incorporation. Holders of founder shares are not restricted from purchasing Class A common stock in the aftermarket or in privately negotiated transactions, which would increase their control. The holders of founder shares do not have any current intention to purchase additional securities, other than as disclosed in this Report. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our common stock. In addition, our board of directors, whose members were elected by our sponsor, is divided into three classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a two-year term. We may not hold an annual meeting of stockholders to elect new directors prior to the consummation of our initial Business Combination, in which case all of the current directors will continue in office at least until the consummation of the business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our sponsor, because of its ownership position, will have considerable influence regarding the outcome. Accordingly, you should anticipate that holders of founder shares and purchasers of private placement warrants will continue to exert control at least until the consummation of our initial Business Combination.

We may amend the terms of the warrants in a manner that may be adverse to holders with the approval by the holders of at least 65% of the then outstanding public warrants.

Our warrants were issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any stockholder or warrant holder to cure any ambiguity or correct any defective provision but otherwise requires the approval by the holders of at least 65% of the then outstanding public warrants to make any change that adversely affects the interests of the registered holders. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least 65% of the then outstanding public warrants approve of such amendment. Although our ability to amend the terms of the warrants with the consent of at least 65% of the then outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, shorten the exercise period or decrease the number of shares of our common stock purchasable upon exercise of a warrant.

Our warrant agreement designates the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our warrants, which could limit the ability of warrant holders to obtain a favorable judicial forum for disputes with our company.

Our warrant agreement provides that, subject to applicable law, (i) any action, proceeding or claim against us arising out of or relating in any way to the warrant agreement, including under the Securities District Court for the Southern District of New York, and (ii) that we irrevocably submit to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. We will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum.

Table  of Contents
Notwithstanding the foregoing, these provisions of the warrant agreement will not apply to suits brought to enforce any liability or duty created by the Exchange Act, any other claim for which the federal district courts of the United States of America have exclusive jurisdiction or any complaint asserting a cause of action arising under the Securities Act against us or any of our directors, officers, other employees or deemed to have notice of and to have consented to the forum provisions in our warrant agreement. If any action, the subject matter of which is within the scope the forum provisions of the warrant agreement, is filed in a court other than a court of the State of New York or the United States District Court for the Southern District of New York (a “foreign action”) in the name of any holder of our warrants, such holder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located in the State of New York in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”), and (y) having service of process made upon such warrant holder in any such enforcement action by service upon such warrant holder’s counsel in the foreign action as agent for such warrant holder.

This choice-of-forum provision may limit a warrant holder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with our company, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our warrant agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors.

Our warrants are accounted for as a warrant liability and will be recorded at fair value upon issuance with changes in fair value each period reported in earnings, which may have an adverse effect on the market price of our Class A common stock or may make it more difficult for us to consummate an initial Business Combination.

We issued an aggregate of 19,900,000 warrants in connection with our public offering (comprised of the 12,500,000 warrants included in the units and the 7,400,000 private placement warrants). We account for these as a warrant liability and record at fair value upon issuance any changes in fair value each period reported in earnings as determined us based upon a valuation report obtained from its independent third party valuation firm. The impact of changes in fair value on earnings may have an adverse effect on the market price of our Class A common stock. In addition, potential targets may seek a SPAC that does not have warrants that are accounted for as a warrant liability, which may make it more difficult for us to consummate an initial Business Combination with a target business.

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

We have the ability to redeem outstanding warrants (excluding any private placement warrants held by our sponsor or its permitted transferees) at any time after they become exercisable and prior to their expiration, at $0.01 per warrant, provided that the last reported sales price (or the closing bid price of our Class A common stock in the event the shares of our Class A common stock are not traded on any specific trading day) of the Class A common stock equals or exceeds $18.00 per share for any 20 trading days within a 30 trading-day period ending on the third business day prior to the date we send proper notice of such redemption, provided that on the date we give notice of redemption and during the entire period thereafter until the time we redeem the warrants, we have an effective registration statement under the Securities Act covering the shares of Class A common stock issuable upon exercise of the warrants and a current prospectus relating to them is available. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding warrants could force you: (i) to exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) to sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) to accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants.

Our warrants and founder shares may have an adverse effect on the market price of our Class A common stock and make it more difficult to effectuate a business combination.

In our public offering, we issued warrants to purchase 12,500,000 shares of our Class A common stock as part of the public units. In addition, on the closing date of our public offering, we sold 7,400,000 warrants, each exercisable to purchase one share of Class A common stock at $11.50 per share, subject to adjustment, at a price of $1.00 per warrant, in a private placement. Prior to our public offering, we issued an aggregate of 7,187,500 founder shares in a private placement, 937,500 of which were forfeited. The founder shares are convertible into shares of Class A common stock on a one-for-one basis, subject to adjustment as set forth herein. In addition, up to $1,500,000 of loans that may be made to us by our sponsor, members of our management team or any of their respective affiliates or other third parties to fund working capital requirements or finance transaction costs in connection with an intended initial Business Combination may be converted, at the option of the lender, into additional warrants of the post-business combination entity at $1.00 per warrant.

Table  of Contents
To the extent we issue shares of Class A common stock to effectuate a business combination, the potential for the issuance of a substantial number of additional shares of Class A common stock upon exercise of these warrants and conversion rights could make us a less attractive acquisition vehicle to a target business. Any such issuance will increase the number of issued and outstanding shares of our Class A common stock and reduce the value of the shares of Class A common stock issued to complete the business combination. Therefore, our warrants and founder shares may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business.

The private placement warrants are identical to the warrants sold as part of the units in our public offering except that, so long as they are held by our sponsor or its permitted transferees, (i) they will not be redeemable by us, (ii) they (including the Class A common stock issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by our sponsor until 30 days after the completion of our initial Business Combination and (iii) they may be exercised by the holders on a cashless basis.

Because each unit contains one-half of one warrant and only a whole warrant may be exercised, the units may be worth less than units of other blank check companies.

Each unit contains one-half of one warrant. Because, pursuant to the warrant agreement, the warrants may only be exercised for a whole number of shares, only a whole warrant may be exercised at any given time. This is different from other offerings similar to ours whose units include one share of common stock and one warrant to purchase one whole share. We have established the components of the units in this way in order to reduce the dilutive effect of the warrants upon completion of a business combination since the warrants will be exercisable in the aggregate for one-half of the number of shares compared to units that each contain a warrant to purchase one whole share, thus making us, we believe, a more attractive business combination partner for target businesses. Nevertheless, this unit structure may cause our units to be worth less than if they included a warrant to purchase one whole share.

A provision of our warrant agreement may make it more difficult for us to consummate an initial Business Combination.

Unlike most blank check companies, if (i) we issue additional Class A common shares or equity-linked securities for capital raising purposes in connection with the closing of our initial Business Combination at a Newly Issued Price of less than $9.20 per common share, (ii) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our initial Business Combination on the date of the consummation of our initial Business Combination (net of redemptions), and (iii) the Market Value is below $9.20 per share, then the exercise price of the warrants will be adjusted to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger prices will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

The determination of the offering price of our units and the size of our public offering is more arbitrary than the pricing of securities and size of an offering of an operating company in a particular industry. You may have less assurance, therefore, that the offering price of our units properly reflects the value of such units than you would have in a typical offering of an operating company.

Prior to our public offering there has been no public market for any of our securities. The public offering price of the units and the terms of the warrants were negotiated between us and the underwriters. In determining the size of our public offering, management held customary organizational meetings with representatives of the underwriters with respect to the state of capital markets, generally, and the amount the underwriters believed they reasonably could raise on our behalf. Factors considered in determining the size of our public offering, prices and terms of the units, including the Class A common stock and warrants underlying the units, include:

Table  of Contents
•	the history and prospects of companies whose principal business is the acquisition of other companies;

•	prior offerings of those companies;

•	our prospects for acquiring an operating business at attractive values;

•	a review of debt to equity ratios in leveraged transactions;

•	our capital structure;

•	an assessment of our management and their experience in identifying operating companies;

•	general conditions of the securities markets at the time of our public offering; and

•	other factors as were deemed relevant.

Although these factors were considered, the determination of our offering price is more arbitrary than the pricing of securities of an operating company in a particular industry since we have no historical operations or financial results.

A market for our securities may not develop, which would adversely affect the liquidity and price of our securities.

The price of our securities may vary significantly due to one or more potential business combinations, general market and economic conditions and forecasts, including as a result of the COVID-19 outbreak, our general business condition and the release of our financial reports. An active trading market for our securities may never develop or, if developed, may not be sustained. You may be unable to sell your securities unless a market for such securities can be established or sustained.

Nasdaq may delist our securities from trading which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our units, Class A common stock and warrants are currently listed on Nasdaq. Although we expect to continue to meet, on a pro forma basis, the minimum initial listing standards established by Nasdaq, we cannot assure you that our securities will continue to be listed on Nasdaq in the future or prior to a business combination. In order to continue listing our securities on Nasdaq prior to a business combination, we must maintain certain financial, distribution and stock price levels. Generally, we must maintain a minimum amount in stockholders’ equity (generally $2,500,000), a minimum number of public stockholders (generally 300 public holders), and a minimum number of shares held by non-affiliates (500,000 shares). Additionally, in connection with our business combination, it is likely that Nasdaq may require us to file a new initial listing application and meet its initial listing requirements which are more rigorous than Nasdaq’s continued listing requirements. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If Nasdaq delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on the Over-The-Counter Bulletin Board or the “pink sheets.” If this were to occur, there could be material adverse consequences, including:

•	a limited availability of market quotations for our securities;

•	reduced liquidity for our securities;

•
a determination that our common stock is a “penny stock” which will require brokers trading in our common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

•	a limited amount of, or no, news and analyst coverage; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.

Table  of Contents
The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our units, Class A common stock and warrants are listed on Nasdaq, we expect that our units, common stock and warrants will be covered securities. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state, other than the state of Idaho, having used these powers to prohibit or restrict the sale of securities issued by blank check companies, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on Nasdaq, our securities would not be covered securities and we would be subject to regulation in each state in which we offer our securities.

Purchases of Class A common stock in the open market or in privately negotiated transactions by our sponsor, directors, officers or their affiliates may make it difficult for us to continue to list our common stock on Nasdaq or another national securities exchange.

If our sponsor, directors, officers or their affiliates purchase shares of our Class A common stock in the open market or in privately negotiated transactions, it would reduce the public “float” of our Class A common stock and the number of beneficial holders of our common stock, which may make it difficult to maintain the listing or trading of our common stock on a national securities exchange if we determine to apply for such listing in connection with the business combination. If the number of our public holders falls below 300 or if the total number of shares held by non-affiliates is less than 500,000, we will be non-compliant with Nasdaq’s continued listing rules and our common stock could be de-listed. If our common stock were de-listed, we could face the material consequences set forth in the immediately preceding risk factor.

Because we must furnish our stockholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial Business Combination with some prospective target businesses.

If we hold a stockholder vote to approve our initial Business Combination, the federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. If we make a tender offer for our public shares, we will include the same financial statement disclosure in our tender offer documents that is required under the tender offer rules. These financial statements must be prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, and the historical financial statements must be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and consummate our initial Business Combination within our 18 month time frame.

The requirements of being a public company may strain our resources and divert management’s attention.

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002 (which we refer to as the Sarbanes-Oxley Act), the Dodd-Frank Act Wall Street Reform and Consumer Protection Act (which we refer to as the Dodd-Frank Act), the listing requirements of Nasdaq and other applicable securities rules and regulations. Compliance with these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources, particularly after we are no longer an “emerging growth company.” The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could adversely affect our business and operating results. We may need to hire more employees in the future or engage outside consultants to comply with these requirements, which will increase our costs and expenses.

Table  of Contents
In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us and our business may be adversely affected.

However, for as long as we remain an “emerging growth company” as defined in the JOBS Act, we may take advantage of certain exemptions from various reporting requirements that are applicable to “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirement of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We may take advantage of these reporting exemptions until we are no longer an “emerging growth company.”

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our public offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our shares of common stock that are held by non-affiliates exceeds $700 million as of the prior June 30, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three year period.

We are an emerging growth company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our common stock held by non-affiliates exceeds $700 million as of the end of any second quarter of a fiscal year, in which case we would no longer be an emerging growth company as of the end of such fiscal year. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accountant standards used.

Table  of Contents
Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate a business combination, require substantial financial and management resources, and increase the time and costs of completing an acquisition.

The Sarbanes-Oxley Act requires that we maintain a system of internal controls and, beginning with our annual report on Form 10-K for the fiscal year ended December 31, 2021, that we evaluate and report on such system of internal controls. In addition, once we are no longer an “emerging growth company,” we must have our system of internal controls audited. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target company with which we seek to complete a business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

We have identified material weaknesses in our internal control over financial reporting. These material weaknesses could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

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

As described elsewhere in this Annual Report, we identified material weaknesses in our internal control over financial reporting related to the accounting for complex financial instruments and contingent fee arrangements.

To respond to these material weaknesses, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance these processes to better evaluate our research and understanding of the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weaknesses identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

Provisions in our amended and restated certificate of incorporation and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our common stock and could entrench management.

Our amended and restated certificate of incorporation contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions include a staggered board of directors and the ability of the board of directors to designate the terms of and issue new series of preferred shares, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

An investment in our public offering may result in uncertain or adverse United States federal income tax consequences.

An investment in our public offering may result in uncertain United States federal income tax consequences. For instance, because there are no authorities that directly address instruments similar to the units we are issuing in our public offering, the allocation an investor makes with respect to the purchase price of a unit between the share of common stock and the one-half warrant included in each unit could be challenged by the IRS or the courts. Furthermore, the United States federal income tax consequences of a cashless exercise of a warrant is unclear under current law. Finally, it is unclear whether the redemption rights with respect to our shares of common stock suspend the running of a U.S. holder’s holding period for purposes of determining whether any gain or loss realized by such holder on the sale or exchange of common stock is long-term capital gain or loss and for determining whether any dividend we pay would be considered “qualified dividends” for federal income tax purposes. See the section titled “U.S. Federal Income Tax Considerations” for a summary of the principal United States federal income tax consequences of an investment in our securities. Prospective investors are urged to consult their tax advisors with respect to these and other tax consequences when purchasing, holding or disposing of our securities.

Table  of Contents
If we effect our initial Business Combination with a company with operations or opportunities outside of the United States, we would be subject to a variety of additional risks that may negatively impact our operations.

If we effect our initial Business Combination with a company with operations or opportunities outside of the United States, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

•	higher costs and difficulties inherent in managing cross-border business operations and complying with different commercial and legal requirements of overseas markets;

•	rules and regulations regarding currency redemption;

•	complex corporate withholding taxes on individuals;

•	laws governing the manner in which future business combinations may be effected;

•	tariffs and trade barriers;

•	regulations related to customs and import/export matters;

•	longer payment cycles;

•	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

•	currency fluctuations and exchange controls;

•	rates of inflation;

•	challenges in collecting accounts receivable;

•	cultural and language differences;

•	employment regulations;

•	crime, strikes, riots, civil disturbances, terrorist attacks, natural disasters and wars;

•	deterioration of political relations with the United States; and

•	government appropriation of assets.

We may not be able to adequately address these additional risks. If we were unable to do so, our operations might suffer, which may adversely impact our results of operations and financial condition.

Our amended and restated certificate of incorporation provides, subject to limited exceptions, that the Court of Chancery of the State of Delaware is the sole and exclusive forum for certain stockholder litigation matters, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or stockholders.

Our amended and restated certificate of incorporation requires, to the fullest extent permitted by law, that derivative actions brought in our name, actions against directors, officers and employees for breach of fiduciary duty and other similar actions may be brought only in the Court of Chancery in the State of Delaware and, if brought outside of Delaware, the stockholder bringing the suit will be deemed to have consented to service of process on such stockholder’s counsel. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and consented to the forum provisions in our amended and restated certificate of incorporation.

The forum selection provision is intended to apply “to the fullest extent permitted by applicable law” to the above-specified types of actions and proceedings, including, to the extent permitted by the federal securities laws, to lawsuits asserting both the above-specified claims and federal securities claims. However, application of the forum selection provision may in some instances be limited by applicable law. Section 27 of the Exchange Act provides that the district courts of the United States shall have exclusive jurisdiction of violations of the Exchange Act or the rules and regulations thereunder, and of all suits in equity and actions at law brought to enforce any liability or duty created by the Exchange Act or the rules and regulations thereunder. As a result, the forum selection provision will not apply to actions arising under the Exchange Act or the rules and regulations thereunder. In addition, our amended and restated certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America shall, to the fullest extent permitted by law, be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act, or the rules and regulations promulgated thereunder. There is uncertainty as to whether a court would enforce this provision with respect to claims under the Securities Act, and our stockholders cannot waive compliance with the federal securities laws and the rules and regulations thereunder.

This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, other employees or stockholders, which may discourage lawsuits with respect to such claims. As such, stockholders of the Company seeking to bring a claim regarding the internal affairs of the Company may be subject to increased costs associated with litigating in Delaware as opposed to their home state or other forum, precluded from bringing such a claim in a forum they otherwise consider to be more favorable, and discouraged from bringing such claims as a result of the foregoing or other factors related to forum selection. Alternatively, if a court were to find the choice of forum provision contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, operating results and financial condition.

Table  of Contents
Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

We currently maintain our executive offices at 700 Colonial Road, Suite 101, Memphis, TN 38117. The cost for our use of this space is included in the up to $5,000 per month fee we will pay to our sponsor or its affiliate for administrative services. We consider our current office space adequate for our current operations.

Item 3.	Legal Proceedings.

To the knowledge of our management, there is no litigation currently pending against us, any of our officers or directors in their capacity as such or against any of our property.

Item 4.	Mine Safety Disclosures.

Not applicable.

Table  of Contents
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

Market Information

Our units, Class A common stock and warrants are each traded on the Nasdaq Stock Market under the symbols “RVACU,” “RVAC” and “RVACW,” respectively. Our units commenced public trading on August 6, 2021, and our Class A common stock and warrants commenced separate public trading on September 28, 2021.

The following tables sets forth, for the calendar quarter indicated, the high and low sales prices per Unit, share of Class A common stock, and Warrant as reported on the Nasdaq for the year ended December 31, 2021.

			Shares of Class A Common Stock
	Units (RVACU)		(RVAC)		Warrants (RVACW)
	High	Low	High	Low	High	Low
Year ended December 31, 2021:
Quarter ended December 31, 2021	$10.05	$9.86	$10.20	$9.66	$0.60	$0.48
Quarter ended September 30, 2021(1)	$10.61	$9.82	$9.82	$9.69	$0.63	$0.63
(1) Beginning on August 6, 2021 for RVACU and on September 28, 2021 for RVAC and RVACW.

Holders

On March 8, 2022, there was one (1) holder of record of our units, one (1) holder of record of our Class A common stock, twenty-two (22) holders of record of our Class B common stock and one (1) holder of record of our warrants.

Dividends

We have not paid any cash dividends on our shares of Class A common stock to date and do not intend to pay cash dividends prior to the completion of our Business Combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our Business Combination. The payment of any cash dividends subsequent to our Business Combination will be within the discretion of our board of directors. In addition, our board of directors is not currently contemplating and does not anticipate declaring any share dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our Business Combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6.	Reserved.

Table  of Contents
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from February 4, 2021 (inception) through December 31, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the period from February 4, 2021 (inception) through December 31, 2021, we had a net income of $5,666,628, which consists of change in fair value of warrant liability of $7,694,024, change in fair value of over-allotment liability of $105,743 and interest earned on marketable securities held in Trust Account of $35,768, offset by unrealized loss on marketable securities held in Trust Account of $36, transaction cost of $1,283,477 and formation and operating cost of $885,394.

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

For the period from February 4, 2021 (inception) through December 31, 2021, cash used in operating activities was $790,898. Net income of $5,666,628 was affected by interest earned on marketable securities held in the Trust Account of $35,768, change in fair value of warrant liability of $7,694,024, change in fair value of over-allotment liability of $105,743, transaction cost of $1,283,477 and unrealized loss on marketable securities held in Trust Account of $36. Changes in operating assets and liabilities contributed $94,496 of cash for operating activities.

As of December 31, 2021, we had marketable securities held in the Trust Account of $250,035,732 (including approximately $36,000 of interest income and net of unrealized losses) consisting of U.S. Treasury Bills with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through December 31, 2021, we have not withdrawn any interest earned from the Trust Account.

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

Table  of Contents
As of December 31, 2021, we had cash of $1,121,737. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

Management expects to incur significant costs in pursuit of its acquisition plans. In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. If such funds are insufficient to repay the loan amounts, the unpaid amounts would be forgiven. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants.

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

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unable to raise additional funds to alleviate liquidity needs, obtain approval for an extension of the deadline or complete a Business Combination by February 10, 2023, then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern one year from the date that these financial statements are issued. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be unable to continue as a going concern. The Company intends to complete a Business Combination before the mandatory liquidation date or obtain approval for an extension.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Table  of Contents
Warrant Liabilities

We account for the warrants issued in connection with our Initial Public Offering in accordance with the guidance contained in ASC 815-40 under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the warrants as liabilities at their fair value and adjust the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations.

Class A Common Stock Subject to Possible Redemption

We account for our common stock subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of our balance sheet.

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

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Not applicable for smaller reporting companies.

Item 8.	Financial Statements and Supplementary Data

This information appears following Item 15 of this Report and is included herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Table  of Contents
Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due to the material weaknesses in our internal control over financial reporting related to the Company’s accounting for complex financial instruments and the failure to record an accrual relating to a contingent fee arrangement. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form 10-K present fairly in all material respects our financial position, results of operations, and cash flows for the period presented.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B	Other Information.

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspection

Not applicable.

Table  of Contents
PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

As of the date of this Report, our directors and executive officers are as follows:

Name	Age	Title
R. Brad Martin	70	Chairman and Chief Executive Officer
Charles K. Slatery	67	President, Chief Investment Officer and Director
William V. Thompson III	44	Treasurer, Secretary and Chief Financial Officer
Anderee Berengian	48	Vice President
Leslie Starr Keating	61	Independent Director
Mark Edmunds	65	Independent Director
Willie Gregory	71	Independent Director

R. Brad Martin is the Chairman of our Board of Directors and our Chief Executive Officer. Mr. Martin was Chairman of the Board of Chesapeake Energy Corporation, a producer of oil, natural gas, and natural gas liquids, a position he held from October 2015 to February 2021. In addition, Mr. Martin has served as Chairman of RBM Ventures, a private investment company, since 2007. Mr. Martin was Chairman and Chief Executive Officer of Saks Incorporated from 1989 to 2006 and remained Chairman until his retirement in 2007. He is the former Interim President of the University of Memphis, a position he held from July 2013 until May 2014. He was previously a director of First Horizon National Corporation, Caesars Entertainment Corporation, Dillard’s, Inc., Gaylord Entertainment Company, lululemon athletica inc., and Ruby Tuesday, Inc. Mr. Martin served five terms as a member of the Tennessee House of Representatives and holds the distinction of being the youngest person ever elected to the Tennessee legislature. He is involved in a number of civic and philanthropic activities and chairs the Martin Family Foundation. Mr. Martin graduated from the University of Memphis where he served as President of the student body and earned a masters in business administration from the Owen Graduate School of Management at Vanderbilt University.

Charles K. Slatery is our President, Chief Investment Officer and a director on our Board of Directors. Since June 2004, Mr. Slatery has been the President and Chief Executive Officer of NFC Investments LLC, a national financial advisory firm headquartered in Memphis, Tennessee. Mr. Slatery served as treasurer of St. George’s Day School, and Board Chair and Treasurer of St. George’s High School. He is a graduate of Wake Forest University where he majored in history. Mr. Slatery received his masters in business administration degree from the University of Tennessee.

William V. Thompson III is our Treasurer, Secretary and Chief Financial Officer. Mr. Thompson has over 20 years of experience in capital management, insurance operations, and private investments. Thompson is the President and Chief Compliance Officer of NFC Investments, LLC, a Registered Investment Advisor based in Memphis, Tennessee. Thompson is also the Executive Vice President of WT Holdings, Inc, a privately-owned insurance holding company based in Memphis, Tennessee. Thompson serves as a director of the Memphis/Shelby County Sports Authority and Memphis University School. He is a founder and board member of Slingshot Memphis. Thompson served as Vice President at NewSouth Capital Management in Memphis, Tennessee, from 2000-2006. He also served as Audit Committee Chair of the board of Equity Bank SSB which is now Triumph Bancorp, a publicly traded bank in Dallas, Texas.

Table  of Contents
Anderee Berengian is our Vice President. Mr. Berengian co-founded Cie Digital Labs, LLC, a Los Angeles-based venture studio, in 2014 and serves as its Chairman and Chief Executive Officer. Since 2007, he has served as Founder and Managing Partner of RezVen Partners, LLC. He has served as a director of Petco Animal Supplies, Inc. since 2016, Performa Labs since 2019, and Longeve Brands since 2020. He was previously a director at Titan School Solutions from 2018 to 2020, ASAP Tire from 2017 to 2018, StyleHaul from 2012 to 2015, ScanDigital from 2012 to 2015, and CloudTrigger from 2012 to 2013, as well. He has served as a Board Advisor to Nativo since 2015 and to Vody since 2019. Previously, he served as a Board Advisor to HitFix from 2011 to 2015, iViu Technologies from 2013 to 2014, Cenoplex from 2009 to 2014, and eBridge Interactive from 2009 to 2012. He was also on the Executive Committee of the Homeland Security Advisory Council from 2010 to 2013. Mr. Berengian earned his BS from the University of California, Los Angeles, and his MA from the University of Southern California’s Marshall School of Business.

Leslie Starr Keating serves as an independent director of Riverview Acquisition Corp. Ms. Keating a highly successful corporate executive with 35 years of leadership experience in the consumer products industry with a proven track record of achievements contributing to enhanced corporate performance through effective P&L leadership of operations and supply chain functions for multi-billion dollar corporations. Ms. Keating has demonstrated results in leading and motivating teams, strategic rigor and deep P&L operating experience. Ms. Keating served as EVP Supply Strategy and Transformation for Advance Auto Parts from March 2017 until her retirement in December 2018. While in this role she led the development and execution of the re-architecture of the business model to deliver transformative P&L value. Prior to joining Advance, Ms. Keating was with PepsiCo for over 31 years and served as the SVP PepsiCo Supply Chain from 2008 until her retirement in 2017 with responsibility for Frito Lay’s North American Supply Chain. Previous to her role as SVP Supply Chain, Ms. Keating served as SVP of Commercialization and Supply Chain. Before joining PepsiCo Ms. Keating started her career with Procter and Gamble. Ms. Keating has advised boards in compliance, organizational effectiveness and governance, and she has served on the Board of Directors of SunOpta, Inc. since July 2019. She served on the Board of Directors of Chesapeake Energy Corporation from September 2017 to February 2021. She has been recognized with the PepsiCo “Harvey C. Russell Inclusion Award” for her inclusion leadership and as “Collin County Professional Woman of the Year” by the Texas Business Woman Association. Furthermore, Women’s Enterprise magazine recognized Ms. Keating for her manufacturing innovation and leadership. Ms. Keating earned her bachelors in science in Mechanical Engineering from Virginia Tech and her masters in business administration from Georgia State University.

Mark Edmunds serves as an independent director of Riverview Acquisition Corp. Mr. Edmunds served as the Vice Chairman of Deloitte, a global accounting and consulting firm from June 2018 to June 2019. During his 39-year tenure at Deloitte, Mr. Edmunds has held several leadership roles within the firm, including US leader of Energy/Utilities, West Region Managing Partner, US Board of Directors and Chair of Global Committee. He has also led the Americas and Asia Pacific Oil and Gas sectors from San Francisco and Singapore respectively. Mr. Edmunds has served as lead and advisory partner for a number of Deloitte’s strategic clients, including public and private companies in the U.S. Mr. Edmunds’ primary industry focus has been energy & utilities throughout his career, including a short sabbatical from the firm to serve the Independent Petroleum Association of America in Washington, D.C. Mr. Edmunds served on the Audit and Compensation Committees of Chesapeake Energy Corporation from August 2018 until February 2021. He participated in the Executive Committee of the California Chamber of Commerce from 2001 to 2007, and from 2006 to 2011 in the Executive Committee of the Bay Area Council. Mr. Edmunds graduated from The University of Texas at Austin with a Bachelor of Business Administration in Accounting and is a Certified Public Accountant and a member of the AICPA and the Texas CPA Society. Mr. Edmunds qualifies as an audit committee financial expert.

Willie Gregory serves as an independent director of Riverview Acquisition Corp. Mr. Gregory serves as Director of Global Community Investment at NIKE, Inc., a leading global apparel company, where he has been employed since 1993. Prior to joining NIKE, Mr. Gregory worked at IBM Corporation as regional marketing/sales manager. Mr. Gregory is the recipient of several awards and has affiliations with several community based organizations that promote education, cultural awareness and civic responsibility, including The 100 Black Men of America, NIKE’s African American Network Person of the Year Award; LeMoyne Owen College’s Beacon of Hope Honoree; The Ralph Hatley University of Memphis Hall of Fame Athletic Award; Memphis City Schools Hall of Fame Inductee and AutoZone Liberty Bowl President 2010. Mr. Gregory is a former Board Member of the National Civil Rights Museum, Youth Villages, Memphis Development Foundation; a former Board Chair of Big Brothers /Big Sisters of Greater Memphis; a former Board Chair of Memphis/ Shelby County Sports Authority; and currently a Board Chair of the Greater Memphis Chamber. Mr. Gregory attained a bachelor’s degree from Mississippi Valley State University and The University of Memphis.

Table  of Contents
Number and Terms of Office of Officers and Directors

Our board of directors is divided into three classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a two-year term. The term of office of the first class of directors, consisting of Mr. Martin and Mr. Slatery, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Mr. Gregory and Ms. Keating, will expire at the second annual meeting of stockholders. The term of office of the third class of directors, consisting of Mr. Edmunds, will expire at our third annual meeting of stockholders. Collectively, through their positions described above, our officers and directors have extensive experience in public companies. These individuals will play a key role in identifying and evaluating prospective acquisition candidates, selecting the target businesses, and structuring, negotiating and consummating their acquisition.

Director Independence

Nasdaq rules require that a majority of the board of directors of a company listed on Nasdaq must be composed of “independent directors.” An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. We have determined that Messrs. Edmunds and Gregory, and Ms. Starr Keating are independent directors under the Nasdaq rules and Rule 10A-3 of the Exchange Act.

Committees of the Board of Directors

Audit Committee

Subject to phase-in rules and a limited exception, the rules of Nasdaq and Section 10A of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors. We have established an audit committee of the board of directors, which consists of Messrs. Edmunds and Gregory, and Ms. Keating. Each of Messrs. Edmunds and Gregory, and Ms. Keating meet the independent director standard under Nasdaq’s listing standards and under Rule 10A-3(b)(1) of the Exchange Act. Mr. Edmunds serves as Chairman of our audit committee.

The audit committee’s duties, which are specified in our Audit Committee Charter, include, but are not limited to:

•
reviewing and discussing with management and the independent auditor our annual audited financial statements, and recommending to the board whether the audited financial statements should be included in our Form 10-K;

•	discussing with management and the independent auditor significant financial reporting issues and judgments made in connection with the preparation of our financial statements;

•	discussing with management major risk assessment and risk management policies;

•	monitoring the independence of the independent auditor;

•	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

•	reviewing and approving all related-party transactions;

•	inquiring and discussing with management our compliance with applicable laws and regulations;

Table  of Contents
•	pre-approving all audit services and permitted non-audit services to be performed by our independent auditor, including the fees and terms of the services to be performed;

•	appointing or replacing the independent auditor;

•
determining the compensation and oversight of the work of the independent auditor (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;

•
establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies; and

•	approving reimbursement of expenses incurred by our management team in identifying potential target businesses.

Financial Expert on Audit Committee

The audit committee will at all times be composed exclusively of independent directors who are “financially literate” as defined under Nasdaq’s listing standards. The Nasdaq listing standards define “financially literate” as being able to read and understand fundamental financial statements, including a company’s balance sheet, income statement and cash flow statement.

In addition, we must certify to the Nasdaq Capital Market that the committee has, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication. We have determined that Mr. Edmunds satisfies Nasdaq’s definition of financial sophistication and also qualifies as an “audit committee financial expert,” as defined under rules and regulations of the SEC.

Compensation Committee

We have established a compensation committee of the board of directors. The members of our Compensation Committee are Messrs. Edmunds and Gregory, and Ms. Keating and Ms. Keating serves as chairman of the compensation committee. We adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

•
reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer’s based on such evaluation;

•	reviewing and approving the compensation of all of our other executive officers;

•	reviewing our executive compensation policies and plans;

•	implementing and administering our incentive compensation equity-based remuneration plans;

•	assisting management in complying with our proxy statement and annual report disclosure requirements;

•	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;

•	producing a report on executive compensation to be included in our annual proxy statement;

•	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors; and

•
monitoring compliance with the requirements under the Sarbanes-Oxley Act of 2002 relating to loans to directors and officers, and with all other applicable laws affecting employee compensation and benefits.

Table  of Contents
The charter provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Nominating and Governance Committee

We have established a nominating committee of our board of directors. The members of our nominating committee are Messrs. Martin, Edmunds and Gregory, and Ms. Keating, and Mr. Gregory serves as chairman of the nominating committee. Under the Nasdaq listing standards, we are required to have a nominating committee composed entirely of independent directors. Our board of directors has determined that each of Messrs. Edmunds and Gregory, and Ms. Keating is independent.

The nominating committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. The nominating committee considers persons identified by its members, management, shareholders, investment bankers and others.

Guidelines for Selecting Director Nominees

The guidelines for selecting nominees, which are specified in a charter adopted by us, generally provides that persons to be nominated:

•	should have demonstrated notable or significant achievements in business, education or public service;

•
should possess the requisite intelligence, education and experience to make a significant contribution to the board of directors and bring a range of skills, diverse perspectives and backgrounds to its deliberations; and

•	should have the highest ethical standards, a strong sense of professionalism and intense dedication to serving the interests of the shareholders.

The nominating and governance committee will consider a number of qualifications relating to management and leadership experience, background and integrity and professionalism in evaluating a person’s candidacy for membership on the board of directors. The nominating and governance committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time and will also consider the overall experience and makeup of its members to obtain a broad and diverse mix of board members. The nominating committee does not distinguish among nominees recommended by shareholders and other persons.

Compensation Committee Interlocks and Insider Participation

None of our executive officers currently serves, and in the past year has not served, as a member of the compensation committee of any entity that has one or more executive officers serving on our board of directors.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons. Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all reports applicable to our executive officers, directors and greater than 10% beneficial owners were filed in a timely manner in accordance with Section 16(a) of the Exchange Act.

Table  of Contents
Code of Ethics

We have adopted a Code of Ethics applicable to our directors, officers and employees. We have filed a copy of our Code of Ethics and our audit and compensation committee charters as exhibits to the registration statement filed in connection with our initial public offering. You may review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Conflicts of Interest

In general, officers and directors of a Delaware corporation are required to present business opportunities to the corporation if:

•	the corporation could financially undertake the opportunity;

•	the opportunity is within the corporation’s line of business; and

•	it would not be fair to the corporation and its stockholders for the opportunity not to be brought to the attention of the corporation.

Our amended and restated certificate of incorporation provides, however, that the doctrine of corporate opportunity, or any other analogous doctrine, will not apply to us or any of our officers or directors or in circumstances that would conflict with any current or future fiduciary duties or contractual obligations.

Accordingly, if any of our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has pre-existing fiduciary or contractual obligations, he or she may be required to present the opportunity to such entity prior to presenting the opportunity to us or, if he or she is subject to a non-compete obligation that includes business opportunities, he or she may be prohibited from referring such opportunity to us. Below is a table summarizing the companies to which our officers, directors and director nominees owe fiduciary obligations that could conflict with their fiduciary obligations to us, all of which may have to (i) be presented appropriate potential target businesses by our officers or directors, and (ii) reject the opportunity to acquire such potential target business, before the opportunity may be presented to us:

Individual	Entity	Entity’s Business	Affiliation
R. Brad Martin	RBM Venture Company	Asset Management	Chairman of the Board of Directors and Chief Executive Officer
	Cherry Road Leasing, LLC	Asset Management	Managing Member
	RBM Brands GP	Asset Management	General Partner
	Mallard Assets, GP	Asset Management	General Partner
	RBM Advantage, LLC	Asset Management	Managing Member
	RBM Center Holdings, Inc.	Asset Management	Majority Owner
	RBM Cherry Road Partners, GP	Asset Management	General Partner
	RBM Europa, LLC	Asset Management	Managing Member
	RBM Lids, LLC	Asset Management	Managing Member
	RBM Mountain, LLC	Asset Management	Managing Member
	RBM Nativo, LLC	Asset Management	Managing Member

Table  of Contents
	RBM Opinion, LLC	Asset Management	Managing Member
	RBM Packaging, LLC	Contract Manufacturing	Managing Member
	RBM Paint, LLC	Asset Management	Managing Member
	RBM Partners, LP	Asset Management	General Partner
	RBM Pet, LLC	Asset Management	Managing Member
	RBM Pilot, GP	Asset Management	General Partner
	RBM Pilot Two, GP	Asset Management	General Partner
	R. Brad Martin Family Foundation	Charitable Organization	Director
	RBS Solutions, LLC	Asset Management	Managing Member
	RBS Two, LLC	Asset Management	Managing Member
	RBM Teneo GP	Asset Management	General Partner
	RBM Investments LLC	Asset Management	Managing Member
	Osprey Nest Family Partners LLC	Asset Management	Managing Member
	RBM Mapp, LLC	Asset Management	Managing Member
	RBM Riverview, LLC	Asset Management	Managing Member
	FedEx Corporation	Delivery Services	Director
	Pilot Travel Centers, LLC	Travel Center Company	Director
Charles. K Slatery	NFC Investments, LLC	Asset Management	Chairman and Chief Executive Officer
	WT Holdings, Inc.	Asset Management	Chairman and Chief Executive Officer
	Stillwater Insurance Co.	Financial Services	Director
	Stillwater P&C Co.	Financial Services	Director
	Tri-State Consumer Insurance Co.	Financial Services	Director
	Evergreen National Indemnity Co.	Financial Services	Director
	Gramercy Indemnity Company	Financial Services	Director
	WBL Corp	Financial Services	Chairman
	Hollywood Feed, LLC	Pet Food & Supply	Chairman
	Corrisoft, LLC	Telecommunications	Chairman
	Tecton Group, LLC	Food & Beverage	Director

Table  of Contents
William V. Thompson III	NFC Investments, LLC	Asset Management	President and Chief Compliance Officer
	WT Holdings, Inc.	Asset Management	Executive Vice President and Director
	Stillwater Insurance Co.	Financial Services	Director
	Tri-State Consumer Insurance Co.	Financial Services	Director
	ProAlliance Corporation	Financial Services	Director
	WBL Corp	Financial Services	Director
	Corrisoft, LLC	Telecommunications	Director
	NFC Arizona Renewables, LLC	Energy	President
Anderee Berengian	Cie Digital Labs, Inc.	Financial Services	Co-Founder, Chairman and Chief Executive Officer
Leslie Starr Keating	SunOpta, Inc.	Food and Minerals	Director
Mark A. Edmunds
Willie H. Gregory

Potential investors should also be aware of the following other potential conflicts of interest:

•
None of our officers and directors is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.

•
Each of the holders of the founder shares and private placement warrants, has agreed that his, her or its founder shares, will be subject to transfer restrictions and that he, she or it will not sell or transfer such shares until the applicable forfeiture provisions no longer apply. Holders of founder shares have agreed to waive their redemption rights with respect to their founder shares, (i) in connection with the consummation of a business combination, (ii) in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial Business Combination within 18 months from the completion of our public offering and (iii) if we fail to consummate a business combination within the 18 months period or if we liquidate prior to the expiration of the 18-month period. The initial holders have also agreed to waive their redemption rights with respect to public shares in connection with the consummation of a business combination and in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial Business Combination within the 18-month period. However, our initial holders will be entitled to redemption rights with respect to any public shares held by them if we fail to consummate a business combination or liquidate within the 18-month period. To the extent our holders of founder shares transfer any of these securities to certain permitted transferees, such permitted transferees will agree, as a condition to such transfer, to waive these same redemption rights. If we do not complete our initial Business Combination within such 18-month period, the portion of the proceeds of the sale of the private placement warrants placed into the trust account will be used to fund the redemption of our public shares. There will be no redemption rights or liquidating distributions with respect to our founder shares or private placement warrants, which will expire worthless if we do not consummate an initial Business Combination within 18 months of the completion of our public offering. Except as described under “Principal Stockholders — Transfers of Founder Shares and Private placement warrants”, the founder shares, private placement warrants and their underlying securities will not be transferable, assignable or salable.

Table  of Contents
•
Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial Business Combination.

We are not prohibited from pursuing an initial Business Combination with a company that is affiliated with holders of founder shares, our officers or directors or their affiliates. Additionally, we are not prohibited from partnering, submitting joint bids, or entering into any similar transaction with holders of founder shares, our officers or directors and their affiliates, in the pursuit of an initial Business Combination. The interests of our partners in any such transaction may differ materially from ours. If we seek to complete an initial Business Combination with such a company or we partner with such related persons in our pursuit of an initial Business Combination, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm that is a member of FINRA or an independent accounting firm that such an initial Business Combination is fair to our stockholders from a financial point of view. Furthermore, in no event will these related persons be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the consummation of our initial Business Combination other than (i) repayment of loans made to us prior to the date of this Report by Riverview Sponsor Partners, LLC, to cover offering-relating and organization expenses and (ii) repayment of any incremental loans which our sponsor, members of our management team or any of their respective affiliates or other third parties may make to finance transaction costs in connection with an intended initial Business Combination (provided that if we do not consummate an initial Business Combination, we may use working capital held outside the trust account to repay such loaned amounts, but no proceeds from our trust account would be used for such repayment). Commencing on the date our securities first listed on Nasdaq, we began to pay an amount up to $5,000 per month to our sponsor or its affiliate for secretarial support and administrative services provided to us.

We cannot assure you that any of the above-mentioned conflicts will be resolved in our favor.

In the event that we submit our initial Business Combination to our public stockholders for a vote, our sponsor and each of our initial stockholders has agreed to vote their founder shares and any public shares held by them in favor of our initial Business Combination. Our sponsor and the other initial holders own, upon completion of our public offering and the private placement and assuming they buy no shares in our public offering (which they have indicated they do not intend to do), a total of 6,250,000 shares of Class B common stock, representing 20.0% of our outstanding shares. Accordingly 9,375,001 public shares, constituting 37.5% of outstanding public shares, must be voted in favor of our initial Business Combination in order for it to be approved.

Limitation on Liability and Indemnification of Officers and Directors

Our amended and restated bylaws provide that our officers and directors will be indemnified by us to the fullest extent authorized by applicable Delaware law. In addition, our amended and restated certificate of incorporation provides that our directors will not be personally liable for monetary damages to us for breaches of their fiduciary duty as directors, except to the extent such exemption from liability is not permitted under the DGCL.

We entered into agreements with our officers and directors to provide contractual indemnification in addition to the indemnification provided for in our amended and restated bylaws. Our amended and restated bylaws also permit us to secure insurance on behalf of any officer, director or employee for any liability arising out of his or her actions, regardless of whether Delaware law would permit such indemnification. We purchased a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors.

These provisions may discourage stockholders from bringing a lawsuit against our directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against officers and directors, even though such an action, if successful, might otherwise benefit us and our stockholders. Furthermore, a stockholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against officers and directors pursuant to these indemnification provisions.

Table  of Contents
We believe that these provisions, the insurance and the indemnity agreements are necessary to attract and retain talented and experienced officers and directors.

Availability of Documents

We have filed a copy of our form of Code of Ethics, our audit committee charter, our nominating committee charter and compensation committee charter as exhibits to our registration statement filed with the SEC in connection with our initial public offering. You may review these documents free of charge by accessing our public filings at the SEC’s web site at www.sec.gov or by accessing our corporate website at www.riverviewacquisition.com. Our website and the information contained on, or that can be accessed through, the website is not deemed to be incorporated by reference in, and is not considered part of, this Report. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Item 11.	Executive Compensation.

Executive Officer and Director Compensation

None of our executive officers or directors has received any cash compensation for services rendered. No compensation of any kind, including finder’s and consulting fees, will be paid to our sponsor, executive officers and directors, or any entity with which they are affiliated, for services rendered prior to or in connection with the consummation of an initial Business Combination other than (i) repayment of loans made to us prior to the date of this Report by Riverview Sponsor Partners, LLC, to cover offering-relating and organization expenses, (ii) repayment of loans that our sponsor, members of our management team or any of their respective affiliates or other third parties may make to finance transaction costs in connection with an intended initial Business Combination (provided that if we do not consummate an initial Business Combination, we may use working capital held outside the trust account to repay such loaned amounts, but no proceeds from our trust account would be used for such repayment), (iii) payments to our sponsor or its affiliate of a total of up to $5,000 per month for secretarial support and administrative services, and (iv) to reimburse for any out-of-pocket expenses related to identifying, investigation and completing an initial Business Combination.

After the consummation of our initial Business Combination, directors or members of our management team who remain in one of those capacities may be paid director, consulting, management or other fees from the combined company with any and all amounts being fully disclosed to stockholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our stockholders in connection with a proposed business combination. It is unlikely the amount of such compensation will be known at the time, as it will be up to the directors of the post-combination business to determine executive and director compensation.

Any compensation to be paid to our officers will be determined, or recommended to the board of directors for determination, either by a compensation committee consisting solely of independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial Business Combination, although it is possible that some or all of our executive officers and directors may negotiate employment or consulting arrangements to remain with us after the initial Business Combination. The existence or terms of any such employment or consulting arrangements may influence our management’s motivation in identifying or selecting a target business although we do not believe that the ability of our management to remain with us after the consummation of an initial Business Combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment.

Table  of Contents
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock as of the date of this Report, and as adjusted to reflect the sale of our common stock included in the units offered in our public offering, by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;
•	each of our officers, directors and director nominees that beneficially owns shares of our common stock; and
•	all our officers, directors and director nominees as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants.

	Following the Offering(1)(2)
Name and Address of Beneficial Owner (3)	Number of shares of common stock	Percentage of outstanding common stock
R. Brad Martin	4,925,000	15.8%
Charles K. Slatery	—	—
William V. Thompson III	—	—
Anderee Berengian	—	—
Leslie Starr Keating	25,000	*
Mark Edmunds	25,000	*
Willie Gregory	25,000	*

All directors and officers as a group (7 persons)	5,000,000	16.0%

Greater than 5% Beneficial Owners
Riverview Sponsor Partners, LLC	4,925,000	16.0%

*	Less than one percent.
(1)	Total shares outstanding after the offering includes 6,250,000 founder shares.
(2)	Unless otherwise noted, the business address of each of the persons and entities listed above is 700 Colonial Road, Suite 101, Memphis, TN 38117.
(3)
Our sponsor is the record holder of such shares. Mr. Martin, our Chairman and Chief Executive Officer, is the managing member of RBM Riverview, LLC, which is the managing member of our sponsor. As such, each of the sponsor and Mr. Martin may be deemed to share beneficial ownership of the common stock held directly by our sponsor. Mr. Martin disclaims any beneficial ownership of the common stock held directly by our sponsor, and disclaims any beneficial ownership of such shares other than to the extent of any pecuniary interest he may have therein, directly or indirectly.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Holders of founder shares currently own 6,250,000 founder shares.

Our sponsor purchased an aggregate of 7,400,000 warrants, each exercisable to purchase one share of Class A common stock at $11.50 per share, subject to adjustment, at a price of $1.00 per warrant, for an aggregate purchase price of $7.4 million in a private placement to occur concurrently with the closing of our public offering. The private placement warrants are identical to the warrants sold in our public offering, except that if held by our sponsor or its permitted transferees, they (a) may be exercised for cash or on a cashless basis, (b) are not subject to being called for redemption and (c) they (including the common stock issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the consummation of our initial business combination. There will be no redemption rights or liquidating distributions with respect to our founder shares or placement warrants, which will expire worthless if we do not complete an initial business combination.

Table  of Contents
The private placement warrants were sold in a private placement pursuant to Section 4(2) or Regulation D of the Securities Act and were exempt from registration requirements under the federal securities laws. As such, the holders of the private placement warrants will be able to exercise such private placement warrants even if, at the time of exercise, an effective registration statement and a current prospectus relating to the common stock issuable upon exercise of such warrants is not available. Other than (i) repayment of loans made to us prior to the date of this Report by Riverview Sponsor Partners to cover offering-relating and organization expenses, (ii) repayment of any incremental loans which our sponsor, members of our management team or any of their respective affiliates or other third parties may make to finance transaction costs in connection with an intended initial business combination (provided that if we do not consummate an initial business combination, we may use working capital held outside the trust account to repay such loaned amounts, but no proceeds from our trust account would be used for such repayment), (iii) payments to our sponsor or its affiliate of a total of up to $5,000 per month for secretarial support and administrative services, and (iv) to reimburse our sponsor for any out-of-pocket expenses related to identifying, investigation and completing an initial business combination, no compensation or fees of any kind, including finder’s fees, consulting fees or other similar compensation, will be paid to our initial stockholders, officers, directors or any of their respective affiliates, prior to or with respect to our initial business combination (regardless of the type of transaction that it is).

On February 18, 2021, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company could borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest bearing and payable on the earlier of December 31, 2021 or the consummation of the Initial Public Offering. As of August 10, 2021, there was $181,341 outstanding under the Note, which was due on demand. The outstanding balance under the Promissory Note of $181,341 was subsequently repaid on August 23, 2021.

Commencing on the date our securities first listed on Nasdaq, we began to pay an amount up to $5,000 per month to our sponsor or its affiliate for secretarial support and administrative services provided to us.

Our sponsor has agreed that, if the trust account is liquidated without the consummation of a business combination, it will indemnify us to the extent any claims by a third party for services rendered or products sold to us, or any claims by a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below $10.00 per public share, except for any claims by any third party who executed a waiver of any and all rights to seek access to the trust account, regardless of whether such waiver is enforceable, and except for claims arising from our obligation to indemnify the underwriters of our public offering pursuant to the underwriting agreement for our public offering. We have not independently verified whether our sponsor has sufficient funds to satisfy his indemnity obligations, we have not asked our sponsor to reserve for such obligations and he may not be able to satisfy those obligations. We believe the likelihood of our sponsor having to indemnify the trust account is limited because we will endeavor to have all third parties that provide products or services to us and prospective target businesses execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account.

In order to fund working capital requirements and finance transaction costs in connection with an intended initial business combination our sponsor, members of our management team or any of their respective affiliates or other third parties may, but are not obligated to, loan us funds to fund our additional working capital requirements and transaction costs. The loans will be interest free. If we consummate an initial business combination, we would repay such loaned amounts. If we do not consummate an initial business combination, we may use a portion of any working capital held outside the trust account to repay such loaned amounts; however, no proceeds from the trust account may be used for such repayment. If such funds are insufficient to repay the loan amounts, the unpaid amounts would be forgiven. Up to $1,500,000 of such loans may be converted into additional warrants at $1.00 per warrant of the post-business combination entity at the option of the lender. The warrants would be identical to the private placement warrants issued to our sponsor.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our stockholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our stockholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a stockholder meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

Table  of Contents
All ongoing and future transactions between us and any member of our management team or his or her respective affiliates will be on terms believed by us at that time, based upon other similar arrangements known to us, to be no less favorable to us than are available from unaffiliated third parties. It is our intention to obtain estimates from unaffiliated third parties for similar goods or services to ascertain whether such transactions with affiliates are on terms that are no less favorable to us than are otherwise available from such unaffiliated third parties. If a transaction with an affiliated third party were found to be on terms less favorable to us than with an unaffiliated third party, we would not engage in such transaction.

Upon completion of our public offering, we entered into a registration rights agreement with respect to the founder shares, placement warrants and warrants which may be issued upon any conversion of up to $1,500,000 of loans from our sponsor, members of our management team or any of their respective affiliates or other third parties described above.

Related Party Policy

Prior to the consummation of our public offering, we had not yet adopted a formal policy for the review, approval or ratification of related party transactions. Accordingly, the transactions discussed above were not reviewed, approved or ratified in accordance with any such policy. At the consummation of our public offering, our board of directors adopted a policy on related party transactions that governs the approval and ratification of such transactions.

Prior to the consummation of our public offering, we adopted a Code of Ethics requiring us to avoid, wherever possible, all conflicts of interests, except under guidelines or resolutions approved by our board of directors (or the appropriate committee of our board) or as disclosed in our public filings with the SEC. Under our Code of Ethics, conflict of interest situations will include any financial transaction, arrangement or relationship (including any indebtedness or guarantee of indebtedness) involving the company.

In addition, our audit committee, pursuant to a written charter that we adopted prior to the consummation of our public offering, will be responsible for reviewing and approving related party transactions to the extent that we enter into such transactions. An affirmative vote of a majority of the members of the audit committee present at a meeting at which a quorum is present will be required in order to approve a related party transaction. A majority of the members of the entire audit committee will constitute a quorum. Without a meeting, the unanimous written consent of all of the members of the audit committee will be required to approve a related party transaction. Our audit committee will review on a quarterly basis all payments that were made by us to our sponsor, officers or directors, or our or any of their affiliates.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

To further minimize conflicts of interest, we have agreed not to consummate an initial business combination with an entity that is affiliated with any of our sponsor, officers or directors unless we, or a committee of independent and disinterested directors, have obtained an opinion from an independent investment banking firm which is a member of FINRA or an independent accounting firm that our initial business combination is fair to our company from a financial point of view. There will be no finder’s fees, reimbursement, consulting fee, monies in respect of any payment of a loan or other compensation paid by us to our sponsor, officers or directors or our or any of their respective affiliates, for services rendered to us prior to or in connection with the completion of our initial business combination (regardless of the type of transaction that it is). However, the following payments may be made to our sponsor, officers or directors, or our or their affiliates, and, if made prior to our initial business combination will be made from (i) funds held outside the trust account or (ii) permitted withdrawals:

•	repayment of an aggregate of up to $300,000 in loans made to us by our sponsor to cover offering-related and organizational expenses;

•	payment to an affiliate of our sponsor of a total of up to $5,000 per month, for up to 18 months, for administrative and support services;

•	reimbursement for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination; and

Table  of Contents
•
repayment of loans which may be made by our sponsor, an affiliate of our sponsor or our officers and directors to finance transaction costs in connection with an intended initial business combination, the terms of which have not been determined nor have any written agreements been executed with respect thereto. Up to $1,500,000 of such loans may be convertible into warrants of the post-business combination entity at a price of $1.00 per warrant at the option of the lender.

These payments may be made using funds that are not held in the trust account or, upon completion of the initial business combination, from any amounts remaining from the proceeds of the trust account released to us in connection therewith.

Director Independence

Nasdaq rules require that a majority of the board of directors of a company listed on Nasdaq must be composed of “independent directors.” An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. We have determined that Messrs. Edmunds and Gregory, and Ms. Starr Keating are independent directors under the Nasdaq rules and Rule 10A-3 of the Exchange Act.

Item 14.	Principal Accounting Fees and Services.

The following is a summary of fees paid or to be paid to Marcum LLP, or Marcum, for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the period from February 4, 2021 (inception) through December 31, 2021 totaled $97,335. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum for consultations concerning financial accounting and reporting standards for the period from February 4, 2021 (inception) through December 31, 2021.

Tax Fees. We did not pay Marcum for tax planning and tax advice for the period from February 4, 2021 (inception) through December 31, 2021.

All Other Fees. We did not pay Marcum for other services for the period from February 4, 2021 (inception) through December 31, 2021.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our Initial Public Offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

Table  of Contents
PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Form 10-K:
(1)	Financial Statements:

(2)	Financial Statement Schedules:

None.

(3)	Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates or on the SEC website at www.sec.gov.

Exhibit No.	Description

3.1(a)	Certificate of Amendment to Certificate of Incorporation.(1)

3.1(b)	Amended and Restated Certificate of Incorporation.(1)

3.2(b)	Amended and Restated Bylaws.(1)

4.1	Specimen Unit Certificate.(1)

4.2	Specimen Common Stock Certificate.(1)

4.3	Specimen Warrant Certificate.(1)

4.4	Warrant Agreement, dated August 5, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent.(2)

10.1	Investment Management Trust Agreement, dated August 5, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as trustee.(2)

10.2	Registration Rights Agreement, dated August 5, 2021, by and between the Company and the Sponsor.(2)

10.3	Private Placement Warrants Purchase Agreement, dated August 5, 2021, by and between the Company and the Sponsor.(2)

10.4*	Administrative Services Agreement.

10.5	Letter Agreement, dated August 5, 2021, by and among the Company, its officers, its directors and the Sponsor.(2)

10.6	Securities Subscription Agreement between the Registrant and the Sponsor.(1)

Table  of Contents
10.7*	Indemnity Agreement.

24.1	Powers of Attorney.

31.1*
Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2*
Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(g) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1**	Certification Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2**	Certification Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page for the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, has been formatted in Inline XBRL and contained in Exhibit 101

*	Filed herewith.
**	Furnished herewith.

(1)	Previously filed as an exhibit to our Registration Statement on Form S-1 filed on August 4, 2021 and incorporated by reference herein.
(2)	Previously filed as an exhibit to our Current Report on Form 8-K filed on August 11, 2021 and incorporated by reference herein.

Item 16	Form 10-K Summary.

Not applicable.

Table  of Contents
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of
Riverview Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Riverview Acquisition Corp. (the “Company”) as of December 31, 2021, the related statements of operations, changes in stockholders’ equity and cash flows for the period from February 4, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the period from February 4, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s business plan is dependent on the completion of a business combination and the Company’s cash and working capital as of December 31, 2021 are not sufficient to complete its planned activities. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (the “PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2021.

New York, NY
March 29, 2022

Table  of Contents
RIVERVIEW ACQUISITION CORP.
BALANCE SHEET
DECEMBER 31, 2021

ASSETS
Current Assets:
Cash	$1,121,737
Prepaid expenses	352,171
Total current assets	1,473,908

Other Long-Term Assets	197,861
Marketable securities held in Trust Account	250,035,732
Total Assets	$251,707,501

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accrued expenses	$644,528
Total current liabilities	644,528

Warrant liabilities	10,562,976
Deferred underwriting fee payable	8,750,000
Total Liabilities	$19,957,504

Commitments

Class A common stock, $0.001 par value; 85,000,000 shares authorized; 25,000,000 shares subject to possible redemption at redemption value	$250,000,000

Stockholders’ Deficit
Preferred stock, $0.001 par value; 1,000,000 shares authorized, none issued and outstanding	—
Class A common stock, $0.001 par value; 85,000,000 shares authorized; 0 issued and outstanding (excluding 25,000,000 shares subject to possible redemption)	—
Class B common stock, $0.001 par value; 15,000,000 shares authorized; 6,250,000 shares issued and outstanding (1)	6,250
Additional paid-in capital	—
Accumulated deficit	(18,256,253)
Total Stockholders’ Deficit	(18,250,003)
Total Liabilities and Stockholders’ Deficit	$251,707,501

(1)	Excluded an aggregate of 937,500 shares forfeited as of December 31, 2021 (see Note 5).

The accompanying notes are an integral part of the financial statements.

Table  of Contents
RIVERVIEW ACQUISITION CORP.
STATEMENT OF OPERATIONS
FOR THE PERIOD FROM FEBRUARY 4, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

Operating and formation costs	$885,394
Loss from operations	(885,394)

Other income (expense):
Interest earned on marketable securities held in Trust Account	35,768
Unrealized loss on marketable securities held in Trust Account	(36)
Change in fair value of warrant liabilities	7,694,024
Change in fair value of over-allotment liability	105,743
Transaction costs	(1,283,477)
Other income, net	6,552,022

Net income	$5,666,628

Basic and diluted weighted average shares outstanding, Class A common stock	11,392,405
Basic and diluted net income per share, Class A common stock	$0.32
Basic and diluted weighted average shares outstanding, Class B common stock (1)	6,250,000
Basic and diluted net income per share, Class B common stock	$0.32

(1)	Excluded an aggregate of 937,500 shares forfeited as of December 31, 2021 (see Note 5).

The accompanying notes are an integral part of the financial statements.

Table  of Contents
RIVERVIEW ACQUISITION CORP.
STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM FEBRUARY 4, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – February 4, 2021 (Inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B common stock to Sponsor	—	—	7,187,500	7,188	17,812	—	25,000

Cash paid in excess of fair value of private placement warrants	—	—	—	—	518,000	—	518,000

Accretion of Class A common stock to redemption amount	—	—	—	—	(536,750)	(23,922,881)	(24,459,631)

Forfeiture of Founder Shares	—	—	(937,500)	(938)	938	—	—

Net income	—	—	—	—	—	5,666,628	5,666,628
Balance – December 31, 2021	—	$—	6,250,000	$6,250	$—	$(18,256,253)	$(18,250,003)

The accompanying notes are an integral part of the financial statements.

Table  of Contents
RIVERVIEW ACQUISITION CORP.
STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM FEBRUARY 4, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

Cash Flows from Operating Activities:
Net income	$5,666,628
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of warrants liabilities	(7,694,024)
Change in fair value of over-allotment liability	(105,743)
Unrealized loss on marketable securities held in Trust Account	36
Interest earned on marketable securities held in Trust Account	(35,768)
Transaction costs	1,283,477
Changes in operating assets and liabilities:
Prepaid expenses and other current assets
Accrued expenses	644,528
Prepaid expenses	(352,171)
Other Long-Term Assets	(197,861)
Net cash used in operating activities	(790,898)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(250,000,000)
Net cash used in investing activities	(250,000,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	25,000
Proceeds from sale of Units, net of underwriting discounts paid	245,000,000
Proceeds from sale of Private Placements Warrants	7,400,000
Proceeds from promissory note – related party	181,341
Repayment of promissory note – related party	(181,341)
Payment of offering costs	(512,365)
Net cash provided by financing activities	251,912,635

Net Change in Cash	1,121,737
Cash – Beginning of period	—
Cash – End of period	$1,121,737

Non-Cash investing and financing activities:
Initial value of warrant Liabilities	$18,257,000
Deferred underwriting fee payable	$8,750,000
Forfeiture of Founders Shares	$(938)

The accompanying notes are an integral part of the financial statements.

Table  of Contents
RIVERVIEW ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021

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

As of December 31, 2021, the Company had not yet commenced any operations. All activity for the period February 4, 2021 (inception) through December 31, 2021 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

The registration statement for the Company’s Initial Public Offering was declared effective on August 5, 2021. On August 10, 2021, the Company consummated the Initial Public Offering of 25,000,000 units (the “Units” and, with respect to the shares of Class A common stock included in the Units being offered, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $250,000,000, which is described in Note 3.

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

Table  of Contents
RIVERVIEW ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021

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

Table  of Contents
RIVERVIEW ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021

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

Liquidity and Capital Resources

As of December 31, 2021, the Company had cash of $1,121,737 not held in the Trust Account and available for working capital purposes. Management expects to incur significant costs in pursuit of its acquisition plans. The Company believes it will need to raise additional funds in order to meet the expenditures required for operating its business and to consummate a business combination. Moreover, the Company may need to obtain additional financing or draw on the Working Capital Loans (as defined below) either to complete a Business Combination or because it becomes obligated to redeem a significant number of the Public Shares upon consummation of a Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, the Company would only complete such financing simultaneously with the completion of our Business Combination. If the Company is unable to complete the Business Combination because it does not have sufficient funds available, the Company will be forced to cease operations and liquidate the Trust Account. In addition, following the Business combination, if cash on hand is insufficient, the Company may need to obtain additional financing in order to meet its obligations.

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unable to raise additional funds to alleviate liquidity needs, obtain approval for an extension of the deadline or complete a Business Combination by February 10, 2023, then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern one year from the date that these financial statements are issued. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be unable to continue as a going concern. The Company intends to complete a Business Combination before the mandatory liquidation date or obtain approval for an extension.

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

Table  of Contents
RIVERVIEW ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

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

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these financial statements is the assumptions used in the fair value of the warrant liabilities. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2021.

Table  of Contents
RIVERVIEW ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021

Marketable Securities Held in Trust Account

At December 31, 2021, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in the accompanying statement of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2021, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.

At December 31, 2021, the Class A common stock reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$250,000,000
Less:
Proceeds allocated to Public Warrants	(11,375,000)
Class A common stock issuance costs	13,084,631
Plus:
Accretion of carrying value to redemption value	24,459,631
Class A common stock subject to possible redemption	$250,000,000

Offering Costs

Offering costs consist of underwriting, legal, accounting and other expenses incurred through the Initial Public Offering that are directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities are expensed as incurred, presented as non-operating expenses in the statement of operations. Offering costs associated with the Class A common stock issued were initially charged to temporary equity and then accreted to common stock subject to redemption upon the completion of the Initial Public Offering. Offering costs amounted to $14,262,365, of which $13,600,399 were charged to stockholders’ equity upon the completion of the Initial Public Offering and $661,966 were expensed to the statement of operations as transaction costs. In addition, offering costs related to the Founder Shares issued to the anchor investors amounted to $8,762,500, of which $8,140,989 were charged to stockholders’ equity upon the completion of the Initial Public Offering and $621,511 were expensed to the statement of operations and included in transaction costs.

Table  of Contents
RIVERVIEW ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021

Warrant Liabilities

The Company accounts for the Public Warrants (as defined in Note 3) and the Private Placement Warrants (collectively, with the Public Warrants, the “Warrants”) in accordance with the guidance contained in ASC 815-40 under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjusts the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the statement of operations. The Warrants for periods where no observable traded price was available are valued using a binomial/lattice model. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants exceeded the fair value per common share. The warrants are exercisable to purchase 19,900,000 shares of Class A common stock in the aggregate. As of December 31, 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net income (loss) per common share is the same as basic net income (loss) per common share for the periods presented.

Table  of Contents
RIVERVIEW ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021

The following table reflects the calculation of basic and diluted net income per common share (in dollars, except per share amounts):

	For the Period from February 4, 2021 (Inception) through December 31, 2021
	Class A	Class B
Basic and diluted net income per common stock
Numerator:
Allocation of net income, as adjusted	$3,659,168	$2,007,460
Denominator:
Basic and diluted weighted average shares outstanding	11,392,405	6,250,000
Basic and diluted net income per common stock	$0.32	$0.32

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

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. Derivative instruments are initially recorded at fair value on the grant date and re-valued at each reporting date, with changes in the fair value reported in the statement of operations. Derivative assets and liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

The Company granted the underwriters a 45-day option at the Initial Public Offering date to purchase up to 3,750,000 additional Units to cover over-allotments. The over-allotment option was evaluated under ASC 480 “Distinguishing Liabilities from Equity.” The Company concluded that the underlying transaction (Units which include redeemable shares and warrants) of the over-allotment option embodies an obligation to repurchase the issuer’s equity shares. Accordingly, the option was fair valued and recorded as a liability at issuance date. The over-allotment option expired on September 24, 2021 and as a result 937,500 Founder Shares were forfeited, and the over-allotment option liability was derecognized in the statement of operations in the amount of $105,743.

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

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 3. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 25,000,000 Units at a purchase price of $10.00 per Unit. Each Unit will consist of one share of the Company’s Class A common stock and one-half of one redeemable warrant (“Public Warrant”). Each Public Warrant will entitle the holder to purchase one share of Class A common stock at an exercise price of $11.50 per whole share (see Note 7).

Table  of Contents
RIVERVIEW ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021

Certain qualified institutional buyers or institutional accredited investors which are not affiliated with any member of the Company’s management (the “Anchor Investors”) purchased 2,490,000 Units in the Initial Public Offering at the offering price of $10.00 per Unit. There can be no assurance as to the amount of such Units the Anchor Investors will retain, if any, prior to or upon the consummation of a Business Combination (see Note 5 for sale of founder shares to Anchor investors).

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 7,400,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, for an aggregate purchase price of $7,400,000, in a private placement. Each Private Placement Warrant is exercisable to purchase one Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 7). A portion of the proceeds from the Private Placement Warrants were added to the proceeds from the Initial Public Offering held in the Trust Account. The excess amount of the purchase price over the fair value of the Private Placement Warrants of $6,882,000 was charged to shareholders’ equity, and thus $518,000 was charged to additional paid-in capital. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

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

In connection with the closing of the Initial Public Offering, the Sponsor sold 125,000 Founder Shares to each Anchor Investor at their original purchase price of $10.00. The Company estimated the aggregate fair value of the Founder Shares attributable to the Anchor Investors to be $8,762,500, or $7.01 per share. The fair value of the Founder Shares were valued using a binomial/lattice model. The excess of the fair value of the Founder Shares was determined to be an offering cost in accordance with Staff Accounting Bulletin Topic 5A. Accordingly, the offering cost was allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs related to the Founder Shares amounted to $8,762,500, of which $8,140,989 were charged to stockholders’ equity upon the completion of the Initial Public Offering and $621,511 were expensed to the statement of operations and included in transaction costs.

Administrative Support Agreement

The Company entered into an agreement, commencing on August 5, 2021 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor or an affiliate of the Sponsor a total of up to $5,000 per month for secretarial and administrative services. For the period from February 4, 2021 (inception) through December 31, 2021, the Company incurred $25,000 in fees for these services, respectively. At December 31, 2021, a total of $5,000 of such fees, is included in accrued expenses in the accompanying balance sheet.

Table  of Contents
RIVERVIEW ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021

Promissory Note — Related Party

On February 18, 2021, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company could borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest bearing and payable on the earlier of December 31, 2021 or the consummation of the Initial Public Offering. As of August 10, 2021, there was $181,341 outstanding under the Note, which was subsequently repaid on August 23, 2021.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of December 31, 2021, there are no Working Capital Loans outstanding.

NOTE 6. COMMITMENTS

Registration and Stockholders Rights

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

Warrant Amendments

The warrant agreement provides that the terms of the warrants may be amended without the consent of any shareholder or warrant holder to cure any ambiguity or correct any defective provision but otherwise requires the approval by the holders of at least 65% of the then outstanding public warrants to make any change that adversely affects the interests of the registered holders of public warrants. Accordingly, the Company may amend the terms of the public warrants in a manner adverse to a holder of public warrants if holders of at least a 65% of the then outstanding public warrants approve of such amendment. Although the Company’s ability to amend the terms of the public warrants with the consent of at least 65% of the then outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash or shares, shorten the exercise period or decrease the number of Class A common stock purchasable upon exercise of a warrant. There have been no amendments to the warrant agreement as of December 31, 2021.

Table  of Contents
RIVERVIEW ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021

Underwriting Agreement

The Company granted the underwriters a 45-day option to purchase up to 3,750,000 additional Units to cover over-allotments at the Initial Public Offering price, less the underwriting discounts and commissions. The underwriters elected not to exercise the over-allotment option to purchase an additional 3,750,000 Units at a price of $10.00 per Unit. The over-allotment option expired on September 24, 2021.

The underwriters were paid an underwriting fee of $5,000,000 on the day of the IPO. The underwriters are also entitled to a deferred fee of $0.35 per Unit, or $8,750,000 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

NOTE 7. WARRANT LIABILITIES

At December 31, 2021, there are 12,500,000 Public Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years from the completion of a Business Combination or earlier upon redemption or liquidation.

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

Table  of Contents
RIVERVIEW ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021

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

At December 31, 2021, there are 7,400,000 Private Placement Warrants outstanding. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A ordinary shares issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable, except as described above, so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

NOTE 8. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of $0.001 par value preferred stock. At December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 85,000,000 shares of Class A common stock with a par value of $0.001 per share. Holders of Class A common stock are entitled to one vote for each share. At December 31, 2021, there were 25,000,000 shares of Class A common stock issued and outstanding which are subject to possible redemption and are presented as temporary equity.

Table  of Contents
Class B Common Stock — The Company is authorized to issue up to 15,000,000 shares of Class B, $0.001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. At December 31, 2021, there were 6,250,000 shares of Class B common stock issued and outstanding.

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

NOTE 9. INCOME TAX

The Company’s net deferred tax assets at December 31, 2021 is as follows:

December 31, 2021
Deferred tax assets
Net operating loss carryforward	$31,111
Startup/Organization Expenses	149,455
Unrealized gain/loss - Trust	(2,137)
Total deferred tax assets	178,429
Valuation Allowance	(178,429)
Deferred tax assets, net	$—

The income tax provision for the period from February 4, 2021 (inception) through December 31, 2021 consists of the following:

December 31, 2021
Federal
Current	$—
Deferred	(178,429)

State and Local
Current	—
Deferred	—

Change in valuation allowance	178,429

Income tax provision	$—

As of December 31, 2021, the Company had $148,147 of U.S. federal net operating loss carryovers available to offset future taxable income. The net operating losses generated do not expire.

Table  of Contents
RIVERVIEW ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the period from February 4, 2021 (inception) through December 31, 2021, the change in the valuation allowance was $178,429.

A reconciliation of the federal income tax rate to the Company’s effective tax rate for the period from February 4, 2021 (inception) through December 31, 2021 is as follows:

December 31, 2021

Statutory federal income tax rate	21.0%
State taxes, net of federal tax benefit	0.0%
Change in fair value of warrants	(28.5)%
Change in fair value of over-allotment liability	(0.4)%
Transaction costs	4.8%
Meals and entertainment	0.0%
Valuation allowance	3.1%
Income tax provision	0.0%

The Company’s effective tax rates for the periods presented differ from the expected (statutory) rates due to the recording of full valuation allowances on deferred tax assets and permanent differences.

The Company files income tax returns in the U.S. federal jurisdiction. The Company’s tax returns for the year ended December 31, 2021 remain open and subject to examination. The Company considers Tennessee to be a significant state tax jurisdiction.

NOTE 10. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2021
Assets:
Marketable securities held in Trust Account	1	$250,035,732

Liabilities:
Warrant liability – Public Warrants	1	$6,629,871
Warrant liability – Private Placement Warrants	3	$3,933,105

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities in the accompanying balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within the statement of operations.

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

Table  of Contents
RIVERVIEW ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021

The following table provides the key inputs into the binomial lattice model:

August 10, 2021 (Initial Measurement) Public and Private Warrants
Stock price	$9.44
Exercise price	$11.50
Expected term (in years)	5.0
Volatility	16.9%
Risk-free rate	0.87%
Dividend yield	0.0%

December 31, 2021 Private Warrants
Stock price	$9.74
Exercise price	$11.50
Expected term (in years)	5.0
Volatility	10.7%
Risk-free rate	1.25%
Dividend yield	0.00%

The following table presents the changes in the fair value of Level 3 warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of February 4, 2021 (inception)	$—	$—	$—
Initial measurement on August 10, 2021	6,882,000	11,375,000	18,257,000
Change in valuation inputs or other assumptions	(2,948,895)	(3,000,000)	(5,948,895)
Transfer to level 1	—	(8,375,000)	(8,375,000)
Fair value as of December 31, 2021	$3,933,105	$—	$3,933,105

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. During the year ended December 31, 2021, the Public Warrants transferred from a Level 3 measurement to a Level 1 measurement as the Public Warrants were separately listed and traded.

NOTE 11. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statement.

Table  of Contents
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 29, 2022	RIVERVIEW ACQUISITION CORP.

	By:	/s/ R. Brad Martin
Name: R. Brad Martin
Title: Chairman and Chief Executive Officer

Table  of Contents
POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints R. Brad Martin, Charles K. Slatery and William V. Thompson III and each or any one of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the United States Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ R. Brad Martin	Chairman and Chief Executive Officer	March 29, 2022
R. Brad Martin	(Principal Executive Officer)

/s/ Charles K. Slatery	President, Chief Investment Officer and Director	March 29, 2022
Charles K. Slatery

/s/ William V. Thompson III	Treasurer, Secretary and Chief Financial Officer	March 29, 2022
William V. Thompson III	(Principal Financial Officer)

/s/ Leslie Starr Keating	Director	March 29, 2022
Leslie Starr Keating

/s/ Mark A. Edmonds	Director	March 29, 2022
Mark A. Edmonds

/s/ Willie H. Gregory	Director	March 29, 2022
Willie H. Gregory