Form 10-Q
period 2022-03-31
Riverview Acquisition Corp.
filed 2022-05-16
CIK 1846136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2022

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

As of May 13, 2022, there were 25,000,000 shares of Class A common stock, $0.001 par value and 6,250,000 shares of Class B common stock, $0.001 par value, issued and outstanding.

RIVERVIEW ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2022

Page
Part I. Financial Information
Item 1. Financial Statements
Condensed Balance Sheet as of March 31, 2022 (Unaudited) and December 31, 2021	1
Condensed Statements of Operations for the three months ended March 31, 2022 and for the period from February 4, 2021 (inception) through March 31, 2021 (Unaudited)	2
Condensed Statements of Changes in Stockholders’ (Deficit) Equity for the period from February 4, 2021 (inception) through March 31, 2021 (Unaudited)	3
Condensed Statement of Cash Flows for the three months ended March 31, 2022 and for the period from February 4, 2021 (inception) through March 31, 2021 (Unaudited)	4
Notes to Condensed Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	18
Item 4. Controls and Procedures	18
Part II. Other Information
Item 1. Legal Proceedings	18
Item 1A. Risk Factors	18
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	19
Item 3. Defaults Upon Senior Securities	19
Item 4. Mine Safety Disclosures	19
Item 5. Other Information	19
Item 6. Exhibits	19
Part III. Signatures	20

PART I - FINANCIAL INFORMATION

RIVERVIEW ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets
Cash	$961,550	$1,121,737
Prepaid expenses	389,922	352,171
Total Current Assets	1,351,472	1,473,908

Other long-term assets	113,064	197,861
Marketable securities held in Trust Account	250,135,835	250,035,732
TOTAL ASSETS	$251,600,371	$251,707,501

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$352,185	$307,505
Total Current Liabilities	352,185	307,505

Deferred legal fee	1,018,050	337,023
Warrant liabilities	9,557,714	10,562,976
Deferred underwriting fee payable	8,750,000	8,750,000
Total Liabilities	19,677,949	19,957,504

Commitments

Class A common stock, $0.001 par value; 85,000,000 shares authorized; 25,000,000 shares subject to possible redemption at redemption value	250,000,000	250,000,000

Stockholders’ Deficit
Preferred stock, $0.001 par value; 1,000,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.001 par value; 85,000,000 shares authorized; 0 issued and outstanding (excluding 25,000,000 shares subject to possible redemption)	—	—
Class B common stock, $0.001 par value; 15,000,000 shares authorized; 6,250,000 shares issued and outstanding(1)	6,250	6,250
Additional paid-in capital	—	—
Accumulated deficit	(18,083,828)	(18,256,253)
Total Stockholders’ Deficit	(18,077,578)	(18,250,003)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$251,600,371	$251,707,501

(1)	Excluded an aggregate of 937,500 shares forfeited as of December 31, 2021 (see Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

RIVERVIEW ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,	For the Period from February 4, 2021 (Inception) Through March 31,
	2022	2021
Operating and formation costs	$932,940	$8,476
Loss from operations	(932,940)	(8,476)

Other income:
Interest earned on marketable securities held in Trust Account	87,243	—
Unrealized gain on marketable securities held in Trust Account	12,860	—
Change in fair value of warrant liabilities	1,005,262	—
Other income	1,105,365	—

Net income (loss)	$172,425	$(8,476)

Basic and diluted weighted average shares outstanding, Class A common stock	25,000,000	—

Basic and diluted net income per share, Class A common stock	$0.01	$—

Basic and diluted weighted average shares outstanding, Class B common stock(1)	6,250,000	6,250,000

Basic and diluted net income (loss) per share, Class B common stock	$0.01	$(0.00)

(1)	Excluded an aggregate of 937,500 shares forfeited as of December 31, 2021 (see Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

RIVERVIEW ACQUISITION CORP.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY
(UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2022

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2022	—	$—	6,250,000	$6,250	$—	$(18,256,253)	$(18,250,003)

Net income	—	—	—	—	—	172,425	172,425

Balance – March 31, 2022	—	$—	6,250,000	$6,250	$—	$(18,083,828)	$(18,077,578)

FOR THE PERIOD FROM FEBRUARY 4, 2021 (INCEPTION) THROUGH MARCH 31, 2021

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance — February 4, 2021 (Inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B common stock to Sponsor	—	—	7,187,500	7,188	17,812	—	25,000

Net loss	—	—	—	—	—	(8,476)	(8,476)

Balance – March 31, 2021	—	$—	7,187,500	$7,188	$17,812	$(8,476)	$16,524

The accompanying notes are an integral part of the unaudited condensed financial statements.

RIVERVIEW ACQUISITION CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,	For the Period from February 4, 2021 (Inception) through March 31,
	2022	2021
Cash Flows from Operating Activities:
Net income (loss)	$172,425	$(8,476)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of warrants liabilities	(1,005,262)	—
Unrealized gain on marketable securities held in Trust Account	(12,860)	—
Interest earned on marketable securities held in Trust Account	(87,243)	—
Changes in operating assets and liabilities:
Prepaid expenses	(37,751)	—
Accrued expenses	44,680	913
Deferred legal fees	681,027	—
Other long-term assets	84,797	—
Net cash used in operating activities	(160,187)	(7,563)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	—	25,000
Proceeds from promissory note – related party	—	42,500
Payment of offering costs	—	(47,500)
Net cash provided by financing activities	—	20,000

Net Change in Cash	(160,187)	12,437
Cash – Beginning of period	1,121,737	—
Cash – End of period	$961,550	$12,437

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$—	$90,866

The accompanying notes are an integral part of the unaudited condensed financial statements.

RIVERVIEW ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
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

As of March 31, 2022, the Company had not yet commenced any operations. All activity for the period February 4, 2021 (inception) through March 31, 2022 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 either prior to or upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering, and the Anchor Investors (as defined in Note 3) will agree to vote any Founder Shares held by them in favor of approving a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares, without voting, and if they do vote, irrespective of whether they vote for or against the proposed Business Combination.

RIVERVIEW ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
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

The Anchor Investors will not be entitled to (i) redemption rights with respect to any Founder Shares held by them in connection with the completion of the initial Business Combination, (ii) redemption rights with respect to any Founder Shares held by them in connection with a stockholder vote to amend the Amended and Restated Certificate of Incorporation in a manner that would affect the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if the Company has not consummated an initial Business Combination within the Combination Period or (iii) rights to liquidating distributions from the Trust Account with respect to any Founder Shares held by them if the Company fails to complete the initial Business Combination within the Combination Period (although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete the Business Combination within the Combination Period).

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

Liquidity and Capital Resources

As of March 31, 2022, the Company had cash of $961,550 not held in the Trust Account and available for working capital purposes. Management expects to incur significant costs in pursuit of its acquisition plans. The Company believes it will need to raise additional funds in order to meet the expenditures required for operating its business and to consummate a business combination. Moreover, the Company may need to obtain additional financing or draw on the Working Capital Loans (as defined in Note 5) either to complete a Business Combination or because it becomes obligated to redeem a significant number of the Public Shares upon consummation of a Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, the Company would only complete such financing simultaneously with the completion of our Business Combination. If the Company is unable to complete the Business Combination because it does not have sufficient funds available, the Company will be forced to cease operations and liquidate the Trust Account. In addition, following the Business combination, if cash on hand is insufficient, the Company may need to obtain additional financing in order to meet its obligations.

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

RIVERVIEW ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(Unaudited)
Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these condensed financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on March 30, 2022. The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

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
MARCH 31, 2022
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

Reclassifications

Certain reclassifications have been made to the historical financial statements to conform to the current period’s presentation. Such reclassifications have no effect on net income (loss) as previously reported.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2022 and December 31, 2021.

Marketable Securities Held in Trust Account

At March 31, 2022 and December 31, 2021, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in the accompanying condensed statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2022 and December 31, 2021, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.

RIVERVIEW ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(Unaudited)
At March 31, 2022 and December 31, 2021, the Class A common stock reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$250,000,000
Less:
Proceeds allocated to Public Warrants	(11,375,000)
Class A common stock issuance costs	(13,084,631)
Plus:
Accretion of carrying value to redemption value	24,459,631
Class A common stock subject to possible redemption	$250,000,000

Offering Costs

Offering costs consist of underwriting, legal, accounting and other expenses incurred through the Initial Public Offering that are directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities are expensed as incurred, presented as non-operating expenses in the statements of operations. Offering costs associated with the Class A common stock issued were initially charged to temporary equity and then accreted to common stock subject to redemption upon the completion of the Initial Public Offering. Offering costs amounted to $14,262,365, of which $13,600,399 were charged to stockholders’ deficit upon the completion of the Initial Public Offering and $661,966 were expensed to the statements of operations as transaction costs. In addition, offering costs related to the Founder Shares issued to the anchor investors amounted to $8,762,500, of which $8,140,989 were charged to stockholders’ deficit upon the completion of the Initial Public Offering and $621,511 were expensed to the statements of operations and included in transaction costs.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants exceeded the fair value per common share. The warrants are exercisable to purchase 19,900,000 shares of Class A common stock in the aggregate. As of March 31, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net income (loss) per common share is the same as basic net income (loss) per common share for the periods presented.

RIVERVIEW ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(Unaudited)
The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	Three Months Ended March 31, 2022		For the Period from February 4, 2021 (Inception) through March 31, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per common stock
Numerator:
Allocation of net income (loss), as adjusted	$137,940	$34,485	$—	$(8,476)
Denominator:
Basic and diluted weighted average shares outstanding	25,000,000	6,250,000	—	6,250,000
Basic and diluted net income (loss) per common stock	$0.01	$0.01	$—	$(0.00)

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature, except for the warrant liabilities (see Note 9).

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. Derivative instruments are initially recorded at fair value on the grant date and re-valued at each reporting date, with changes in the fair value reported in the statements of operations. Derivative assets and liabilities are classified in the balance sheets as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

The Company granted the underwriters a 45-day option at the Initial Public Offering date to purchase up to 3,750,000 additional Units to cover over-allotments. The over-allotment option was evaluated under ASC 480 “Distinguishing Liabilities from Equity.” The Company concluded that the underlying transaction (Units which include redeemable shares and warrants) of the over-allotment option embodies an obligation to repurchase the issuer’s equity shares. Accordingly, the option was fair valued and recorded as a liability at issuance date. The over-allotment option expired on September 24, 2021 and as a result 937,500 Founder Shares were forfeited, and the over-allotment option liability was derecognized in the statements of operations in the amount of $105,743.

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

RIVERVIEW ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(Unaudited)

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 7,400,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, for an aggregate purchase price of $7,400,000, in a private placement. Each Private Placement Warrant is exercisable to purchase one Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 7). A portion of the proceeds from the Private Placement Warrants were added to the proceeds from the Initial Public Offering held in the Trust Account. The excess amount of the purchase price over the fair value of the Private Placement Warrants of $6,882,000 was charged to stockholders’ deficit, and thus $518,000 was charged to additional paid-in capital. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

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

In connection with the closing of the Initial Public Offering, the Sponsor sold 125,000 Founder Shares to each Anchor Investor at their original purchase price of $10.00. The Company estimated the aggregate fair value of the Founder Shares attributable to the Anchor Investors to be $8,762,500, or $7.01 per share. The fair value of the Founder Shares were valued using a binomial/lattice model. The excess of the fair value of the Founder Shares was determined to be an offering cost in accordance with Staff Accounting Bulletin Topic 5A. Accordingly, the offering cost was allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs related to the Founder Shares amounted to $8,762,500, of which $8,140,989 were charged to stockholders’ deficit upon the completion of the Initial Public Offering and $621,511 were expensed to the statements of operations and included in transaction costs.

Administrative Services Agreement

The Company entered into an agreement, commencing on August 5, 2021 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor or an affiliate of the Sponsor a total of up to $5,000 per month for secretarial and administrative services. For the three months ended March 31, 2022, the Company incurred $15,000  in fees for these services, included in accrued expenses in the accompanying condensed balance sheet. For the period from February 4, 2021 (inception) through March 31, 2021, the Company did not incur any fees for these services.

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of March 31, 2022 and December 31, 2021, there are no Working Capital Loans outstanding.

RIVERVIEW ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(Unaudited)
NOTE 6. COMMITMENTS AND CONTINGENCIES

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

Warrant Amendments

The warrant agreement provides that the terms of the warrants may be amended without the consent of any stockholder or warrant holder to cure any ambiguity or correct any defective provision but otherwise requires the approval by the holders of at least 65% of the then outstanding public warrants to make any change that adversely affects the interests of the registered holders of public warrants. Accordingly, the Company may amend the terms of the public warrants in a manner adverse to a holder of public warrants if holders of at least a 65% of the then outstanding public warrants approve of such amendment. Although the Company’s ability to amend the terms of the public warrants with the consent of at least 65% of the then outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash or shares, shorten the exercise period or decrease the number of Class A common stock purchasable upon exercise of a warrant. There have been no amendments to the warrant agreement as of March 31, 2022 and December 31, 2021.

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

Attorney’s Fees

Pursuant to an agreement between the Company and its attorneys, certain fees have been deferred and will become payable only if the Company consummates a Business Combination. If a Business Combination does not occur, the Company will not be required to pay these contingent fees. As of March 31, 2022 and December 31, 2021, the amount of these deferred legal fees was approximately $1,018,000 and $337,000, respectively. There can be no assurances that the Company will complete a Business Combination.

Demand Letter

We received a private demand letter from a purported shareholder in connection with the proposed de-SPAC transaction between Riverview and Westrock Coffee Holdings, LLC. The demand letter seeks certain supplemental disclosures and threatens to assert claims under the federal securities laws against Riverview and Westrock Coffee Holdings, LLC, if the disclosures are not made. As of this date, no litigation has been filed.

NOTE 7. WARRANT LIABILITIES

At March 31, 2022 and December 31, 2021, there are 12,500,000 Public Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years from the completion of a Business Combination or earlier upon redemption or liquidation.

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
MARCH 31, 2022
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

At March 31, 2022, there are 7,400,000 Private Placement Warrants outstanding. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A ordinary shares issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable, except as described above, so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

NOTE 8. STOCKHOLDERS’ DEFICIT

Preferred Stock — The Company is authorized to issue 1,000,000 shares of $0.001 par value preferred stock. At March 31, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 85,000,000 shares of Class A common stock with a par value of $0.001 per share. Holders of Class A common stock are entitled to one vote for each share. At March 31, 2022 and December 31, 2021, there were 25,000,000 shares of Class A common stock issued and outstanding which are subject to possible redemption and are presented as temporary equity.

Class B Common Stock — The Company is authorized to issue up to 15,000,000 shares of Class B, $0.001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. At March 31, 2022 and December 31, 2021, there were 6,250,000 shares of Class B common stock issued and outstanding.

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

RIVERVIEW ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(Unaudited)

NOTE 9. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2022	December 31, 2021
Assets:
Marketable securities held in Trust Account	1	$250,135,835	$250,035,732

Liabilities:
Warrant liability – Public Warrants	1	$6,001,872	$6,629,871
Warrant liability – Private Placement Warrants	3	$3,555,842	$3,933,105

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities in the accompanying balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within the statements of operations.

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

The following table provides quantitative information regarding Level 3 fair value measurements:

August 10, 2021 (Initial Measurement) Public and Private Warrants
Stock price	$9.44
Exercise price	$11.50
Expected term (in years)	5.0
Volatility	16.9%
Risk-free rate	0.87%
Dividend yield	0.0%

	March 31, 2022 Private Warrants	December 31, 2021 Private Warrants
Stock price	$9.78	$9.74
Exercise price	$11.50	$11.50
Expected term (in years)	5.0	5.0
Volatility	8.0%	10.7%
Risk-free rate	2.43%	1.25%
Dividend yield	0.00%	0.00%

The following table presents the changes in the fair value of Level 3 warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of January 1, 2022	$3,933,105	$—	$3,933,105
Change in valuation inputs or other assumptions	(377,263)	—	(377,263)
Fair value as of March 31, 2022	$3,555,842	$—	$3,555,842

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs.  During the year ended December 31, 2021, the Public Warrants transferred from a Level 3 measurement to a Level 1 measurement as the Public Warrants were separately listed and traded. There were no transfers to/from Levels 1, 2 and 3 for the three months ended March 31, 2022.

RIVERVIEW ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(Unaudited)
NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any other subsequent events, other than noted below, that would have required adjustment or disclosure in the condensed financial statements.

On April 4, 2022, the Company entered into a Transaction Agreement, by and among Riverview, Westrock Coffee Holdings, LLC, a Delaware limited liability company (“Westrock”), Origin Merger Sub I, Inc., a Delaware corporation and a wholly-owned subsidiary of Westrock (“Merger Sub I”) and Origin Merger Sub II, LLC, a Delaware limited liability company and a wholly-owned subsidiary of Westrock (“Merger Sub II,” together with Merger Sub I, the “Merger Subs”) (as may be amended and/or restated from time to time, the “Transaction Agreement”). The Mergers were unanimously approved by the Company’s Board of Directors and Westrock’s Board of Managers.

Riverview and Westrock have entered into Subscription Agreements (collectively, the “PIPE Subscription Agreements”), each dated as of April 4, 2022, with certain investors (collectively, the “PIPE Investors”), pursuant to which, among other things, Riverview and Westrock have, respectively, agreed to issue and sell, in private placements to close immediately prior to the Closing, an aggregate of 22,150,000 shares of Riverview Class A Common Stock and 2,850,000 Westrock Common Shares for a purchase price of $10.00 per share (the “PIPE Financing”).

Riverview, Westrock and the Sponsor, concurrently with the execution and delivery of the Transaction Agreement, have entered into the Sponsor Support Agreement (the “Sponsor Support Agreement”), pursuant to which the Sponsor has agreed, among other things, to vote (or execute and return an action by written consent), or cause to be voted at the Riverview Stockholders’ Meeting (or validly execute and return and cause such consent to be granted with respect to), all of its shares of Riverview Common Stock in favor of (A) the approval and adoption of the Transaction Agreement and approval of the Mergers and all other transactions contemplated by the Transaction Agreement, (B) against any action, agreement or transaction or proposal that would result in a breach of any covenant, representation or warranty or any other obligation or agreement of Riverview under the Transaction Agreement or that would reasonably be expected to result in the failure of the Mergers from being consummated and (C) each of the proposals and any other matters necessary or reasonably requested by Riverview for consummation of the Mergers and the other transactions contemplated by the Transaction Agreement.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the Proposed Business Combination (as defined below), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the Proposed Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Recent Developments

On April 4, 2022, the Company entered into a Transaction Agreement, by and among Riverview, Westrock Coffee Holdings, LLC, a Delaware limited liability company (“Westrock”), Origin Merger Sub I, Inc., a Delaware corporation and a wholly-owned subsidiary of Westrock (“Merger Sub I”) and Origin Merger Sub II, LLC, a Delaware limited liability company and a wholly-owned subsidiary of Westrock (“Merger Sub II,” together with Merger Sub I, the “Merger Subs”) (as may be amended and/or restated from time to time, the “Transaction Agreement”). The Mergers were unanimously approved by the Company’s Board of Directors and Westrock’s Board of Managers.

Riverview and Westrock have entered into Subscription Agreements (collectively, the “PIPE Subscription Agreements”), each dated as of April 4, 2022, with certain investors (collectively, the “PIPE Investors”), pursuant to which, among other things, Riverview and Westrock have, respectively, agreed to issue and sell, in private placements to close immediately prior to the Closing, an aggregate of 22,150,000 shares of Riverview Class A Common Stock and 2,850,000 Westrock Common Shares for a purchase price of $10.00 per share (the “PIPE Financing”).

Riverview, Westrock and the Sponsor, concurrently with the execution and delivery of the Transaction Agreement, have entered into the Sponsor Support Agreement (the “Sponsor Support Agreement”), pursuant to which the Sponsor has agreed, among other things, to vote (or execute and return an action by written consent), or cause to be voted at the Riverview Stockholders’ Meeting (or validly execute and return and cause such consent to be granted with respect to), all of its shares of Riverview Common Stock in favor of (A) the approval and adoption of the Transaction Agreement and approval of the Mergers and all other transactions contemplated by the Transaction Agreement, (B) against any action, agreement or transaction or proposal that would result in a breach of any covenant, representation or warranty or any other obligation or agreement of Riverview under the Transaction Agreement or that would reasonably be expected to result in the failure of the Mergers from being consummated and (C) each of the proposals and any other matters necessary or reasonably requested by Riverview for consummation of the Mergers and the other transactions contemplated by the Transaction Agreement.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from February 4, 2021 (inception) through March 31, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2022, we had a net income of $172,425, which consists of change in fair value of warrant liabilities of $1,005,262 and interest earned on marketable securities held in Trust Account of $87,243 and unrealized gain on marketable securities held in Trust Account of $12,860, offset by operating and formation cost of $932,940.

For the period from February 4, 2021 (inception) through March 31, 2021, we had a net loss of $8,476, which consists of operating and formation costs.

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

For the three months ended March 31, 2022, cash used in operating activities was $160,187. Net income of $172,425 was affected by interest earned on marketable securities held in the Trust Account of $87,243, unrealized gain on marketable securities held in Trust Account of $12,860 and change in fair value of warrant liabilities of $1,005,262. Changes in operating assets and liabilities provided $772,753 of cash for operating activities.

For the period from February 4, 2021 (inception) through March 31, 2021, cash used in operating activities was $7,563. Net loss of $8,476 was affected by changes in operating assets and liabilities which provided $913 of cash for operating activities.

As of March 31, 2022, we had marketable securities held in the Trust Account of $250,135,835 (including approximately $136,000 of interest income and net of unrealized losses) consisting of U.S. Treasury Bills with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through March 31, 2022, we have not withdrawn any interest earned from the Trust Account.

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

As of March 31, 2022, we had cash of $961,550. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Class A Common Stock Subject to Possible Redemption

We account for our common stock subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of our condensed balance sheets.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due to the material weaknesses in our internal control over financial reporting related to the Company’s accounting for complex financial instruments and the failure to record an accrual relating to a contingent fee arrangement. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form 10-Q present fairly in all material respects our financial position, results of operations, and cash flows for the period presented.

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

None.

Item 1A.	Risk Factors

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our Annual Report on Form 10-K filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. As of the date of this Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC, except for the below. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

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

As described elsewhere in this Quarterly Report, we identified a material weakness in our internal control over financial reporting related to the accounting for complex transactions involving the treatment of our redeemable ordinary shares as temporary equity. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of March 31, 2022. This material weakness resulted in a material misstatement of our warrant liabilities, change in fair value of warrant liabilities, additional paid-in capital, accumulated deficit and related financial disclosures.

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

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIVERVIEW ACQUISITION CORP.

Date: May 16, 2022	By:	/s/ R. Brad Martin
	Name:	R. Brad Martin
	Title:	Chairman and Chief Executive Officer
(Chairman and Chief Executive Officer)

Date: May 16, 2022	By:	/s/ William V. Thompson III
	Name:	William V. Thompson III
	Title:	Treasurer, Secretary, and Chief Financial Officer
(Treasurer, Secretary, and Chief Financial Officer)