Form 10-Q
period 2022-06-30
Riverview Acquisition Corp.
filed 2022-08-15
CIK 1846136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2022

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

As of August 12, 2022, there were 25,000,000 shares of Class A common stock, $0.001 par value and 6,250,000 shares of Class B common stock, $0.001 par value, issued and outstanding.

RIVERVIEW ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2022

Page
Part I. Financial Information
Item 1. Financial Statements
Condensed Balance Sheet as of June 30, 2022 (Unaudited) and December 31, 2021	1
Condensed Statements of Operations for the three and six months ended June 30, 2022, for the three months ended June 30, 2021 and for the period from February 4, 2021 (inception) through June 30, 2021 (Unaudited)	2
Condensed Statements of Changes in Stockholders’ Equity (Deficit) for the three and six months ended June 30, 2022, for the three months ended June 30, 2021 and the period from February 4, 2021 (inception) through June 30, 2021 (Unaudited)	3
Condensed Statement of Cash Flows for the six months ended June 30, 2022 and for the period from February 4, 2021 (inception) through June 30, 2021 (Unaudited)	4
Notes to Condensed Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	20
Item 4. Controls and Procedures	20
Part II. Other Information
Item 1. Legal Proceedings	20
Item 1A. Risk Factors	20
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	21
Item 3. Defaults Upon Senior Securities	21
Item 4. Mine Safety Disclosures	21
Item 5. Other Information	21
Item 6. Exhibits	21
Part III. Signatures	22

PART I - FINANCIAL INFORMATION

RIVERVIEW ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets
Cash	$796,388	$1,121,737
Prepaid expenses	371,272	352,171
Total Current Assets	1,167,660	1,473,908

Other long-term assets	28,267	197,861
Marketable securities held in Trust Account	250,257,574	250,035,732
TOTAL ASSETS	$251,453,501	$251,707,501

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$189,859	$307,505
Income tax payable	34,787	—
Total Current Liabilities	224,646	307,505

Deferred legal fee	1,781,233	337,023
Warrant liabilities	19,334,140	10,562,976
Deferred underwriting fee payable	8,750,000	8,750,000
Total Liabilities	30,090,019	19,957,504

Commitments

Class A common stock, $0.001 par value; 85,000,000 shares authorized; 25,000,000 shares subject to possible redemption at redemption value	250,122,787	250,000,000

Stockholders’ Deficit
Preferred stock, $0.001 par value; 1,000,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.001 par value; 85,000,000 shares authorized; 0 issued and outstanding (excluding 25,000,000 shares subject to possible redemption)	—	—
Class B common stock, $0.001 par value; 15,000,000 shares authorized; 6,250,000 shares issued and outstanding(1)	6,250	6,250
Additional paid-in capital	—	—
Accumulated deficit	(28,765,555)	(18,256,253)
Total Stockholders’ Deficit	(28,759,305)	(18,250,003)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$251,453,501	$251,707,501

(1)	Excluded an aggregate of 937,500 shares forfeited as of December 31, 2021 (see Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

RIVERVIEW ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,	For the Period from February 4, 2021 (Inception) through June 30,
	2022	2021	2022	2021
Operating and formation costs	$1,051,247	$(63)	$1,984,187	$8,413
Income (Loss) from operations	(1,051,247)	63	(1,984,187)	(8,413)

Other income (expense):
Interest earned on marketable securities held in Trust Account	316,380	—	403,623	—
Unrealized loss on marketable securities held in Trust Account	(12,860)	—	—	—
Change in fair value of warrant liabilities	(9,776,426)	—	(8,771,164)	—
Total other loss	(9,472,906)	—	(8,367,541)	—

Income (Loss) before provision for income taxes	(10,524,153)	63	(10,351,728)	(8,413)
Provision for income taxes	(34,787)	—	(34,787)	—
Net income (loss)	$(10,558,940)	$63	$(10,386,515)	$(8,413)

Basic and diluted weighted average shares outstanding, Class A common stock	25,000,000	—	25,000,000	—

Basic and diluted net loss per share, Class A common stock	$(0.34)	$—	$(0.33)	$—

Basic and diluted weighted average shares outstanding, Class B common stock(1)	6,250,000	6,250,000	6,250,000	6,250,000

Basic and diluted net loss per share, Class B common stock	$(0.34)	$—	$(0.33)	$—

(1)	Excluded an aggregate of 937,500 shares forfeited as of December 31, 2021 (see Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

RIVERVIEW ACQUISITION CORP.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
(UNAUDITED)

THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2022	—	$—	6,250,000	$6,250	$—	$(18,256,253)	$(18,250,003)

Net income	—	—	—	—	—	172,425	172,425

Balance – March 31, 2022	—	$—	6,250,000	$6,250	$—	$(18,083,828)	$(18,077,578)

Accretion of Class A common stock subject to possible redemption	—	—	—	—	—	(122,787)	(122,787)

Net loss	—	—	—	—	—	(10,558,940)	(10,558,940)

Balance – June 30, 2022	—	$—	6,250,000	$6,250	$—	$(28,765,555)	$(28,759,305)

FOR THE THREE MONTHS ENDED JUNE 30, 2021 AND
FOR THE PERIOD FROM FEBRUARY 4, 2021 (INCEPTION) THROUGH JUNE 30, 2021

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance — February 4, 2021 (Inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B common stock to Sponsor	—	—	7,187,500	7,188	17,812	—	25,000

Net loss	—	—	—	—	—	(8,476)	(8,476)

Balance – March 31, 2021	—	$—	7,187,500	$7,188	$17,812	$(8,476)	$16,524

Net income	—	—	—	—	—	63	63

Balance – June 30, 2021	—	$—	7,187,500	$7,188	$17,812	$(8,413)	$16,587

The accompanying notes are an integral part of the unaudited condensed financial statements.

RIVERVIEW ACQUISITION CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,	For the Period from February 4, 2021 (Inception) through June 30,
	2022	2021
Cash Flows from Operating Activities:
Net loss	$(10,386,515)	$(8,413)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrants liabilities	8,771,164	—
Interest earned on marketable securities held in Trust Account	(403,623)	—
Changes in operating assets and liabilities:
Prepaid expenses	(19,101)	—
Accrued expenses	(117,646)	—
Deferred legal fees	1,444,210	—
Income tax payable	34,787	—
Other long-term assets	169,594	—
Net cash used in operating activities	(507,130)	(8,413)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account to pay franchise and income taxes	181,781	—
Net cash provided by investing activities	181,781	—

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	—	25,000
Proceeds from promissory note – related party	—	117,491
Payment of offering costs	—	(122,491)
Net cash provided by financing activities	—	20,000

Net Change in Cash	(325,349)	11,587
Cash – Beginning of period	1,121,737	—
Cash – End of period	$796,388	$11,587

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$—	$72,500

The accompanying notes are an integral part of the unaudited condensed financial statements.

RIVERVIEW ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
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

As of June 30, 2022, the Company had not yet commenced any operations. All activity for the period February 4, 2021 (inception) through June 30, 2022 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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
JUNE 30, 2022
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

Liquidity and Capital Resources

As of June 30, 2022, the Company had cash of $796,388 not held in the Trust Account and available for working capital purposes. Management expects to incur significant costs in pursuit of its acquisition plans. The Company believes it will need to raise additional funds in order to meet the expenditures required for operating its business and to consummate a business combination. Moreover, the Company may need to obtain additional financing or draw on the Working Capital Loans (as defined in Note 5) either to complete a Business Combination or because it becomes obligated to redeem a significant number of the Public Shares upon consummation of a Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, the Company would only complete such financing simultaneously with the completion of our Business Combination. If the Company is unable to complete the Business Combination because it does not have sufficient funds available, the Company will be forced to cease operations and liquidate the Trust Account. In addition, following the Business combination, if cash on hand is insufficient, the Company may need to obtain additional financing in order to meet its obligations.

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

RIVERVIEW ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
(Unaudited)
Risks and Uncertainties

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result, various nations, including the United States, have imposed economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and the related sanctions on the world economy, and the specific impacts on the Company's financial position, results of operations and its ability to identify and complete an initial business combination are not determinable as of the date of these condensed financial statements.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on March 30, 2022. The interim results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

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

RIVERVIEW ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
(Unaudited)
Reclassifications

Certain reclassifications of deferred legal fees have been made to the historical financial statements to conform to the current period’s presentation. Such reclassifications have no effect on net income (loss) as previously reported.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2022 and December 31, 2021.

Marketable Securities Held in Trust Account

At June 30, 2022 and December 31, 2021, substantially all of the assets held in the Trust Account were held in Money Market Funds and U.S. Treasury Bills, respectively. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in the accompanying condensed statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2022 and December 31, 2021, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.

At June 30, 2022 and December 31, 2021, the Class A common stock reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$250,000,000
Less:
Proceeds allocated to Public Warrants	(11,375,000)
Class A common stock issuance costs	(13,084,631)
Plus:
Accretion of carrying value to redemption value	24,459,631
Class A common stock subject to possible redemption, December 31, 2021	$250,000,000

Plus:
Accretion of carrying value to redemption value	122,787
Class A common stock subject to possible redemption, June 30, 2022	$250,122,787

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

RIVERVIEW ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
(Unaudited)
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

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of June 30, 2022 and December 31, 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it.

ASC 740-270-25-2 requires that an annual effective tax rate be determined and such annual effective rate applied to year to date income in interim periods under ASC 740-270-30-5.  Our effective tax rate was 0.33% and 0% for the three months ended June 30, 2022 and 2021, respectively, and 0.34% and 0% for the six months ended June 30, 2022 and 2021, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and six months ended March 31, 2022 and 2021, due to changes in fair value in warrant liability and the valuation allowance on the deferred tax assets.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company has identified the United States as its only “major” tax jurisdiction. The Company is subject to income taxation by major taxing authorities since inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants exceeded the fair value per common share. The warrants are exercisable to purchase 19,900,000 shares of Class A common stock in the aggregate. As of June 30, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net income (loss) per common share is the same as basic net income (loss) per common share for the periods presented.

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	Three Months Ended June 30, 2022		Three Months Ended June 30, 2021		Six Months Ended June 30, 2022		For the Period from February 4, 2021 (Inception) through June 30, 2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net loss per common stock
Numerator:
Allocation of net loss, as adjusted	$(8,447,152)	$(2,111,788)	$—	63	$(8,309,212)	$(2,077,303)	$—	$(8,413)
Denominator:
Basic and diluted weighted average shares outstanding	25,000,000	6,250,000	—	6,250,000	25,000,000	6,250,000	—	6,250,000
Basic and diluted net loss per common stock	$(0.34)	$(0.34)	$—	—	$(0.33)	$(0.33)	$—	$—

RIVERVIEW ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
(Unaudited)
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

Certain qualified institutional buyers or institutional accredited investors which are not affiliated with any member of the Company’s management (the “Anchor Investors”) purchased up to  2,490,000 Units in the Initial Public Offering at the offering price of $10.00 per Unit. There can be no assurance as to the amount of such Units the Anchor Investors will retain, if any, prior to or upon the consummation of a Business Combination (see Note 5 for sale of founder shares to Anchor investors).

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

RIVERVIEW ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
(Unaudited)
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

In connection with the closing of the Initial Public Offering, the Sponsor sold up to 125,000 Founder Shares to each Anchor Investor at their original purchase price of $0.004. The Company estimated the aggregate fair value of the Founder Shares attributable to the Anchor Investors to be $8,762,500, or $7.01 per share. The fair value of the Founder Shares were valued using a binomial/lattice model. The excess of the fair value of the Founder Shares was determined to be an offering cost in accordance with Staff Accounting Bulletin Topic 5A. Accordingly, the offering cost was allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs related to the Founder Shares amounted to $8,762,500, of which $8,140,989 were charged to stockholders’ deficit upon the completion of the Initial Public Offering and $621,511 were expensed to the statements of operations and included in transaction costs.

Administrative Services Agreement

The Company entered into an agreement, commencing on August 5, 2021 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor or an affiliate of the Sponsor a total of up to $5,000 per month for secretarial and administrative services. For the three and six months ended June 30, 2022, the Company incurred $15,000  and $30,000 in fees for these services. For the period from February 4, 2021 (inception) through June 30, 2021, the Company did not incur any fees for these services. At June 30, 2022 and December 31, 2021, there were $5,000 included in accrued expenses for these services.

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of June 30, 2022 and December 31, 2021, there are no Working Capital Loans outstanding.

RIVERVIEW ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
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

Warrant Amendments

The warrant agreement provides that the terms of the warrants may be amended without the consent of any stockholder or warrant holder to cure any ambiguity or correct any defective provision but otherwise requires the approval by the holders of at least 65% of the then outstanding public warrants to make any change that adversely affects the interests of the registered holders of public warrants. Accordingly, the Company may amend the terms of the public warrants in a manner adverse to a holder of public warrants if holders of at least a 65% of the then outstanding public warrants approve of such amendment. Although the Company’s ability to amend the terms of the public warrants with the consent of at least 65% of the then outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash or shares, shorten the exercise period or decrease the number of Class A common stock purchasable upon exercise of a warrant. There have been no amendments to the warrant agreement as of June 30, 2022 and December 31, 2021.

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

Attorney’s Fees

Pursuant to an agreement between the Company and its attorneys, certain fees have been deferred and will become payable only if the Company consummates a Business Combination. If a Business Combination does not occur, the Company will not be required to pay these contingent fees. As of June 30, 2022 and December 31, 2021, the amount of these deferred legal fees was approximately $1,781,000 and $337,000, respectively. There can be no assurances that the Company will complete a Business Combination.

Demand Letters

We received two private demand letters from purported shareholders in connection with the proposed de-SPAC transaction between Riverview and Westrock Coffee Holdings, LLC, a Delaware limited liability company (“Westrock”). The demand letters seek certain supplemental disclosures and threaten to assert claims under the federal securities laws against Riverview and Westrock, if the disclosures are not made.

Litigation

On August 2, 2022, a purported stockholder of the Company filed a complaint in the Chancery Court of Shelby County, Tennessee, captioned Garfield v. R. Brad Martin, et. al., Case No. CH-22-1097, alleging claims that the Company’s public disclosures concerning the proposed de-SPAC transaction omit allegedly material information that the Complaint asserts was required to be disclosed. The Complaint names the Company, each of its current directors, Messrs. R. Brad Martin, Charles Slatery, Leslie Starr Keating, Mark Edmunds, and Willie Gregory, and Westrock as defendants and alleges, among other things, claims for purported violations of the Tennessee Securities Act of 1980 and fraudulent and negligent misrepresentation and concealment under Tennessee law.  The deadline for the Company to respond to the Complaint has not yet passed.  The Company believes that the allegations in the Complaint and demand letters are without merit.

Transaction Agreement

On April 4, 2022, the Company entered into a Transaction Agreement, by and among Riverview, Westrock, Origin Merger Sub I, Inc., a Delaware corporation and a wholly-owned subsidiary of Westrock (“Merger Sub I”) and Origin Merger Sub II, LLC, a Delaware limited liability company and a wholly-owned subsidiary of Westrock (“Merger Sub II,” together with Merger Sub I, the “Merger Subs”) (as may be amended and/or restated from time to time, the “Transaction Agreement”). The Mergers were unanimously approved by the Company’s Board of Directors and Westrock’s Board of Managers.

Subscription Agreement

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

RIVERVIEW ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
(Unaudited)
Sponsor Support Agreement

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

Financial Advisory Services Agreement

On June 1, 2022, the Company entered into an agreement with a vendor to provide financial advisory services in connection with a potential Business Combination.  The agreement calls for the Company to pay a fee upon the closing of a business combination.  The agreement further specifies that the fee will be $3,750,000, adjustable for any changes in the agreed deferred underwriting fees such that the total to the vendor does not exceed $6,000,000. The fees are payable upon the consummation of a successful Business Combination.

NOTE 7. WARRANT LIABILITIES

At June 30, 2022 and December 31, 2021, there are 12,500,000 Public Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years from the completion of a Business Combination or earlier upon redemption or liquidation.

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
JUNE 30, 2022
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

At June 30, 2022, there are 7,400,000 Private Placement Warrants outstanding. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A ordinary shares issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable, except as described above, so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

NOTE 8. STOCKHOLDERS’ DEFICIT

Preferred Stock — The Company is authorized to issue 1,000,000 shares of $0.001 par value preferred stock. At June 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 85,000,000 shares of Class A common stock with a par value of $0.001 per share. Holders of Class A common stock are entitled to one vote for each share. At June 30, 2022 and December 31, 2021, there were 25,000,000 shares of Class A common stock issued and outstanding which are subject to possible redemption and are presented as temporary equity.

Class B Common Stock — The Company is authorized to issue up to 15,000,000 shares of Class B, $0.001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. At June 30, 2022 and December 31, 2021, there were 6,250,000 shares of Class B common stock issued and outstanding.

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

RIVERVIEW ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
(Unaudited)
NOTE 9. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2022	December 31, 2021
Assets:
Marketable securities held in Trust Account	1	$250,257,574	$250,035,732

Liabilities:
Warrant liability – Public Warrants	1	$12,092,500	$6,629,871
Warrant liability – Private Placement Warrants	3	$7,241,640	$3,933,105

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

The following table provides quantitative information regarding Level 3 fair value measurements:

	June 30, 2022 Private Warrants	December 31, 2021 Private Warrants
Stock price	$9.93	$9.74
Exercise price	$11.50	$11.50
Expected term (in years)	5.0	5.0
Volatility	13.6%	10.7%
Risk-free rate	2.98%	1.25%
Dividend yield	0.0%	0.00%

The following table presents the changes in the fair value of Level 3 warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of January 1, 2022	$3,933,105	$—	$3,933,105
Change in valuation inputs or other assumptions	3,308,535	—	3,308,535
Fair value as of June 30, 2022	$7,241,640	$—	$7,241,640

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs.  During the year ended December 31, 2021, the Public Warrants transferred from a Level 3 measurement to a Level 1 measurement as the Public Warrants were separately listed and traded. There were no transfers to/from Levels 1, 2 and 3 for the three and six months ended June 30, 2022.

RIVERVIEW ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from February 4, 2021 (inception) through June 30, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2022, we had a net loss of $10,558,940, which consists of change in fair value of warrant liabilities of $9,776,426, provision for income taxes of $34,787, unrealized gain on marketable securities held in Trust Account of $12,860 and operating and formation cost of $1,051,247 offset by interest earned on marketable securities held in Trust Account of $316,380.

For the six months ended June 30, 2022, we had a net loss of $10,386,515, which consists of change in fair value of warrant liabilities of $8,771,164, provision for income taxes of $34,787 and operating and formation cost of $1,984,187 offset by interest earned on marketable securities held in Trust Account of $403,623.

For the three months ended June 30, 2021, we had a net income of $63, which consisted of formation and operating costs.

For the period from February 4, 2021 (inception) through June 30, 2021, we had a net loss of $8,413, which consisted of formation and operating costs.

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

For the six months ended June 30, 2022, cash used in operating activities was $507,130. Net loss of $10,386,515 was affected by change in fair value of warrant liabilities of $8,771,164, provision for income tax of $34,787 and interest earned on marketable securities held in Trust Account of $403,623. Changes in operating assets and liabilities provided $1,477,057 of cash for operating activities.

For the period from February 4, 2021 (inception) through June 30, 2021, cash used in operating activities was $8,413 due to net loss of $8,413.

As of June 30, 2022, we had marketable securities held in the Trust Account of $250,257,574 (including 257,574 interest income and net of unrealized losses) consisting of Money Market Funds. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through June 30, 2022, we have withdrawn interest earned from the Trust Account of $181,781.

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

As of June 30, 2022, we had cash of $796,388. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due to the material weaknesses in our internal control over financial reporting related to the Company’s accounting for complex financial instruments, the failure to record an accrual relating to a contingent fee arrangement and the failure to record an accrual relating to interest income. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form 10-Q present fairly in all material respects our financial position, results of operations, and cash flows for the period presented.

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

On August 2, 2022, a purported stockholder of the Company filed a complaint in the Chancery Court of Shelby County, Tennessee, captioned Garfield v. R. Brad Martin, et. al., Case No. CH-22-1097, alleging claims that the Company’s public disclosures concerning the proposed de-SPAC transaction omit allegedly material information that the Complaint asserts was required to be disclosed. The Complaint names the Company, each of its current directors, Messrs. R. Brad Martin, Charles Slatery, Leslie Starr Keating, Mark Edmunds, and Willie Gregory, and Westrock as defendants and alleges, among other things, claims for purported violations of the Tennessee Securities Act of 1980 and fraudulent and negligent misrepresentation and concealment under Tennessee law.  The deadline for the Company to respond to the Complaint has not yet passed.  The Company believes that the allegations in the Complaint and demand letters are without merit.

Item 1A.	Risk Factors

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our Annual Report on Form 10-K filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. As of the date of this Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC and our quarterly Report on Form 10-Q for the period ended March 31, 2022 filed with the SEC, except for the below. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

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

As described elsewhere in this Quarterly Report, we identified a material weakness in our internal control over financial reporting related to the accounting for complex transactions involving the treatment of our redeemable ordinary shares as temporary equity and the accrual of contingent fees and interest income. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of June 30, 2022. This material weakness resulted in a material misstatement of our warrant liabilities, change in fair value of warrant liabilities, additional paid-in capital, accumulated deficit and related financial disclosures.

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

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application also may change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to complete our initial business combination, and results of operations.

On March 30, 2022, the SEC issued proposed rules that would, among other items, impose additional disclosure requirements in business combination transactions involving SPACs and private operating companies; amend the financial statement requirements applicable to business combination transactions involving such companies; update and expand guidance regarding the general use of projections in SEC filings, as well as when projections are disclosed in connection with proposed business combination transactions; increase the potential liability of certain participants in proposed business combination transactions; and impact the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940. These rules, if adopted, whether in the form proposed or in revised form, may materially adversely affect our business, including our ability to negotiate and complete our initial business combination and may increase the costs and time related thereto.

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

RIVERVIEW ACQUISITION CORP.

Date: August 15, 2022	By:	/s/ R. Brad Martin
	Name:	R. Brad Martin
	Title:	Chairman and Chief Executive Officer
(Chairman and Chief Executive Officer)

Date: August 15, 2022	By:	/s/ William V. Thompson III
	Name:	William V. Thompson III
	Title:	Treasurer, Secretary, and Chief Financial Officer
(Treasurer, Secretary, and Chief Financial Officer)